Form 10-K
period 2012-06-30
BEAMZ INTERACTIVE INC
filed 2012-10-09
CIK 1423357

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2012

Commission file number
-----------

Beamz Interactive, Inc.
(Name of registrant as specified in its charter)

Delaware	94-3399024
(State or other jurisdiction of incorporation)	(IRS employer identification no.)
15354 N. 83rd Way, Suite 102 Scottsdale, Arizona85260	(480) 424-2053
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange A. Yes ☐  No ☒

As of October 5, 2012, 14,416,082 shares of the registrant’s $.001 par value common stock were issued and outstanding. Though the registrant is in the process of registering to be traded on the OTCQB under the symbol “BZIC,” there is no active public market for the registrant’s securities at this time and, therefore, no trading price on which to base aggregate market value.

BEAMZ INTERACTIVE, INC.
FORM 10-K
JUNE 30, 2012

EMERGING GROWTH COMPANY STATUS

Under the recently enacted Jumpstart Our Business Startups Act (the “JOBS Act”), the information that we are required to disclose has been reduced in a number of ways.

As a company that had gross revenues of less than $1 billion during our last fiscal year, we are an “emerging growth company,” as defined in the JOBS Act (an “EGC”). We will retain that status until the earliest of (A) the last day of the fiscal year in which we have total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the JOBS Act) or more; (B) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement under the Securities Act of 1933; (C) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (D) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor thereto. As an EGC, we are relieved from certain significant requirements, including the following:

☐☐☐
As an EGC we are excluded from Section 404(b) of the Sarbanes-Oxley Act, which otherwise may have required our auditors to attest to and report on our internal control over financial reporting. The JOBS Act also amended Section 103(a)(3) of the Sarbanes-Oxley Act to provide that (i) any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or changes to the auditor’s report to include auditor discussion and analysis (each of which is currently under consideration by the PCAOB) shall not apply to an audit of an EGC and (ii) any other future rules adopted by the PCAOB will not apply to our audits unless the SEC determines otherwise.

☐☐☐
The JOBS Act amended Section 7(a) of the Securities Act to provide that as an EGC we need not present more than two years of audited financial statements in an initial public offering registration statement and in any other registration statement need not present selected financial data pursuant to Item 301 of Regulation S-K for any period prior to the earliest audited period presented in connection with such initial public offering. In addition, as an EGC we are not required to comply with any new or revised financial accounting standard until such date as a private company (i.e., a company that is not an “issuer” as defined by Section 2(a) of the Sarbanes-Oxley Act) is required to comply with such new or revised accounting standard. Corresponding changes have been made to the Exchange Act, which relates to periodic reporting requirements, which would be applicable to us if we were required to comply with them. Also, as long as we are an EGC, we may continue to comply with Item 402 of Regulation S-K, which requires extensive quantitative and qualitative disclosure regarding executive compensation, by disclosing the more limited information required of a “smaller reporting company.”

☐☐☐
In the event that we register our Common Stock under the Exchange Act, the JOBS Act will also exempt us from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: (i) the advisory vote on executive compensation required by Section 14A(a) of the Exchange Act, (ii) the requirements of Section 14A(b) of the Exchange Act relating to stockholder advisory votes on “golden parachute” compensation, (iii) the requirements of Section 14(i) of the Exchange Act as to disclosure relating to the relationship between executive compensation and our financial performance, and the requirement of Section 953(b)(1) of the Dodd-Frank Act, which will require disclosure as to the relationship between the compensation of our chief executive officer and median employee pay.

As an EGC, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards.

PART I

ITEM 1.  BUSINESS

General

We were incorporated in Delaware in 2001 under the name HumanBeams, Inc.  On December 18, 2007, we changed our name to Beamz Interactive, Inc. Our principal executive office is located at 15354 North 83rd Way, Suite 102, Scottsdale, Arizona 85260, and our telephone number is 480-424-2053. Our principal operations are located in Scottsdale, Arizona. Our website address is www.thebeamz.com.

Products

We have developed an interactive laser controller technology that can be used to develop new market opportunities in a wide variety of music, game, therapy, education, senior care, lighting and consumer applications. Our first commercial products (“Beamz Player” and “Beamz Pro”) can bring music to everyone in a manner that has previously not been possible. By connecting the Beamz Player to a PC computer and installing the included software, the user can “play” a wide range of digitized musical instruments by simply interrupting one or more laser beams with their hands, thereby creating great music in conjunction with a background rhythm track of original, popular, disc jockey (DJ) and children’s songs across numerous music genres (including Jazz, Blues, Hip Hop, Rock, Classical, Latin for example).  In each song the user can select up to 12 different instruments, music clips and sound effects that are harmoniously paired with a background rhythm track, amounting to hundreds of instruments to choose from across all songs in the Beamz music library.  These are often actual recordings of artists playing such instruments, and thus sound just like a high quality digital recording of the instrument. The included

BeamzPlayer software makes it easy to make great sounding music in minutes by following the diagram of the Beamz Player on the screen of the attached computer, which allows the user to identify which laser beam controls different instruments.  Beamz songs are set up to be harmonious regardless of how they are played and the music samples assigned to a laser beam offer more complexity, often with several notes, chords and/or series of music samples controlled by touching one of the laser beams.  Because the music is harmonious no matter which laser beam is interrupted the Beamz Products allow people that have no previous musical background or training to play and enjoy music within minutes, yet it has the depth to enable accomplished DJs, artists and musicians to perform, compose and create sophisticated interactive music.

We have commercialized several products that use the Beamz interactive laser controller technology for music making and music-controller related products.  These products are “interactive music systems” that combine unique laser controller hardware and various versions of interactive music software, including mapping software applications that enable the Beamz laser controller hardware to be used with software applications offered by other companies relating to mixing/DJ, lighting controls and music creation/production applications. “Interactive” refers to the fact the consumer is interacting with the song by choosing to bring different instruments or sound effects into the mix at their discretion, as opposed to passively listening to a song recording.

The Beamz laser controller hardware is a combination of buttons, rocker switches and class 2 laser beams that function as controls and switches for triggering commands in software applications.  In the combination of the Beamz laser controller with the Beamz Player interactive music application, the laser controller is the trigger and playback method for single music notes, chords, sound effects, vocals and music files—playback varies depending on how each Beamz song is constructed, how a user decides to use the buttons and rocker switches, and how they interrupt (e.g. put their hands or any other object through the path of) the laser beams.

In the consumer market, the Beamz Player is promoted as a music making and music entertainment product that anyone can play.  The pre-programmed Beamz songs provided with the consumer product, and the additional Beamz songs available on the Beamz web site for purchase, provide consumers the ability to initiate the playback of hundreds of different instruments and sound effects.  Each Beamz song is unique and set up with varying playback settings and options by Beamz composers so that consumers have the experience of controlling and playing back harmonious music.  In some cases, a laser beam is set up to play just a single note or a single music file.  But laser beams can also be set up to play back complex sequences of music files, with the timing of the laser beam interruption contributing to how the music is played back.  Depending on the complexity of the pre-programmed music files within a Beamz song, a user may experience the sensation of “playing the instrument” represented by the laser beams as they move their fingers in and out of the laser beams.

The Beamz interactive music software also provides amateur and professional musicians opportunities to create original compositions.  Using the Beamz Studio interactive music editing software application, musicians may create new songs by combining music samples made by music production software applications (e.g. ProTools) and defining in the Beamz Studio software how those samples are to be played back into a defined rhythm track.  Content from musician David Ellefson is an example of new music created and published to be experienced exclusively through the Beamz interactive music systems.  Musicians may also record their “performances” with the interactive Beamz songs, which may vary depending on how they choose to playback the pre-programmed samples, which may yield significant variations of songs.

For the performing musician and/or DJ, the Beamz laser controller may be used with MAC and PC compatible mapping software that sends MIDI and/or keystroke commands to initiate controls for other software applications (e.g. Ableton Live 8, Virtual DJ, Serato).  Musicians may use the Beamz Studio software application to configure songs to be controlled by using the Beamz laser controller for their specific performance needs.

Our current hardware product offering consists of three major product lines: the Beamz Player consumer product family, the Beamz  DJ and Beamz Pro product family, and the Beamz Education, Special Needs, and Physical Rehabilitation product family (collective the “Beamz Products”). The basic hardware for these products has been in full production since late 2010. We have produced and distributed to customers approximately 10,000 units of our first and second generation Beamz Player and Beamz Pro products.

Our product offering consists of a variety of hardware configurations, content, and software that are tailored to each target market.

Laser Controller Development Kit (SDK)

The Beamz Player and Beamz Pro hardware may also be used as a general laser controller for many other purposes, such as lighting, games, music production, and other applications. To facilitate such use, we have developed a developer’s kit (SDK) that is being marketed to a variety of developers, thereby creating a broader range of additional content for use with the Beamz.  The SDK is compatible with Microsoft, MAC and Linux operating systems.

Future  Products

We are in the process of developing two new product platforms:

Smart Phone BeamzPlayer: Pursuant to a license agreement, Cypher Entertainment Inc. (“Cypher”) is developing a new smart phone version of the Beamz Player (the “Smart Phone Beamz Player”).  This product will be about one-third the size of the current Beamz Player, and will initially be driven by iOS devices, including iPhones and iPads.  It is preliminarily planned to include  a volume adjustment, a song/playlist and recording capability, 12 instruments/sounds that can be played with each song, built in high quality stereo speakers, audio in for headphones, and audio out for speakers. Future software enhancements are planned that are intended to provide additional compatibility for other operating systems.  The initial version of the Smart Phone Beamz Player is expected to be available in 2013.

Beamz DJ:  We are developing a home and professional DJ version of the Beamz laser controller. This product will be about half the size of the current Beamz Player, and depending on the model will include a variation of the current Beamz Player and DJ software, capability to connect to other MIDI devices and software, and proximity capability to vary results based on a side to side control.

We expect additional future products may include a children’s version of the Beamz.

We are also developing a gaming version of the Beamz mapping software that will allow computer gamers to use the Beamz interactive laser controller in conjunction with their keyboard when playing computer games. We expect this product to be available in 2013.

Marketing

We believe we are positioned to take advantage of the growth in electronic music and entertainment. Key target markets include the mass consumer market, the DJ and professional musician market, and the education, special needs, senior care, and physical rehabilitation market.

 Current marketing plans include Beamz performance and DJ contest, on line video distribution and advertising, social media promotions via Beamz, various artist and DJ social media efforts, select TV and radio distribution with Dr. Gadget, presentation at major trade shows (including CES, NAMM, DJ Expo, and many others), and other related activities.

Sales and Distribution Strategy

Our historical sales and distribution strategy included marketing products on the Beamz web site, on Amazon, with various affiliates and online retailers, in certain retail musical instrument stores, in selected consumer retailers including Brookstone and FAO Schwarz, and with an international distributor in Europe.
Our planned sales and distribution strategy is to expand and penetrate all of the above market segments by pursuing the following:

Build on relationships with Cypher Entertainment Inc. Beamz Interactive has entered into a strategic license  agreement with Cypher  to develop and market a Smart Phone Beamz Player.  Cypher has retail relationships and capabilities with major mass US retailers. Cypher is funding the sales and marketing efforts necessary to pursue consumer retail channels with this product, and is funding the development cost. The new  product will be owned 50% by Cypher and 50% by us, and will be distributed to the retail consumer channel by Cypher. We will distribute the new product to other channels, including the professional, DJ, retirement, education, special needs and select internet consumer markets.

License/OEM/Partner Beamz Hardware and Software Technologies. We intend to license, partner and/or OEM our hardware and software products to different complementary entities in selected target markets, including but not limited to education, special needs, physical rehabilitation, senior care, toy companies, music companies and DJ companies. We currently have (a) an OEM relationship with PlayAbility Toys, a manufacturer and marketer of products for the special needs market, whereby we have created a unique special needs version of the Beamz for PlayAbility Toys;  (b) a bundle and marketing relationship with Digital 1 Audio (PCDJ) and Atomix Productions (Virtual DJ), whereby we have bundled our Beamz DJ product with a version of the PCDJ and Virtual DJ software; (c) a license agreement with Cypher as described above; and (d) a strategic distribution agreement with Music TheraPlay, whereby Music TheraPlay will market a senior-oriented version of the Beamz products.

Implement a Strong Web Site and Internet Marketing Strategy. Given the high tech, visual and music focus of the Beamz Products offering, we believe it is a good candidate for distribution on the internet. A main component of our sales and marketing strategy is to maintain a comprehensive web site, coupled with the creation and distribution of video content demonstrating the use of the Beamz Products across all markets and customers. This includes search engine optimization, digital advertising, and other internet marketing programs, as well as regular Beamz Player and DJ contests which are expected to be promoted and judged by a major contributing Beamz artist.

Implement a Strong Social Media Strategy. We intend to augment our sales and marketing efforts with a strong social media effort, including Facebook, YouTube and Twitter, as well as the social media efforts of various artists that support the Beamz. Additionally, we have recently launched a Beamz Music site which will focus on and promote a wide range of Beamz content.

Research and Development

We believe continued innovation through research and development is critical to our future success. As of June 30, 2012, our research and development was conducted by a number of outside hardware and software contractors that are under contract with us to develop new products that can be integrated with our current product lines. We spent $387,457 on research and development in fiscal 2012 and $594,519 in fiscal 2011.  We believe that our current research and development effort is sufficient for our current needs; however, we may increase our research and development expenditures depending on the progress of our ongoing research and development efforts, closure of additional customers, OEM and licensing relationships, and the availability of funding.

Manufacturing and Assembly

Assembly of our current primary products occurs at Luster Precision Engineering Sdn Bdh (Luster), a Malaysian company.  We believe Luster has the capability to manufacture the product in high volumes at low costs.  Luster manages all aspects of the supply chain.  If their facility experiences a disruption, we would have no other means of assembling those components until we are able to develop the same capability at an alternative facility. A vendor selection process will be used to choose the manufacturer for our future products.

Intellectual Property

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain the proprietary aspects of our technologies. We rely on a combination of patent, copyright, trademark and other intellectual property rights and measures to protect our intellectual property.

Our patent portfolio includes rights to patents and patent applications that we own. We seek patent protection in the United States and internationally for our products and technologies where and when we believe it is appropriate. United States patents are granted generally for a term of 20 years from the earliest effective priority date of the patent application. The actual protection afforded by a foreign patent, which can vary from country to country, depends on the type of patent, the scope of its claims and the availability of legal remedies in the country.

We also rely on other forms of intellectual property rights and measures, including nondisclosure and confidentiality agreements, to maintain and protect proprietary aspects of our products and technologies. We require our consultants to execute confidentiality agreements in connection with their consulting relationships with us. We also require our consultants to disclose and assign to us all inventions conceived during the term of their engagement while using our property or which relate to our business.

Patents and Patent Applications

Our strategy is to aggressively file, secure, and maintain a broad range of patents and intellectual property to protect our current and future business. Currently, we have 4 U.S. Utility Patents and 1 U.S. Design Patent. We also have 3 additional pending U.S. Utility Patent Applications, with 1 having a Response to an Office Action filed, 1 having an outstanding Office Action, and 1 awaiting an Office Action.  We have 6 pending U.S. Provisional Patent Applications.

We have 3 pending Foreign Patent Applications covering the Video Controller, namely, in Europe, Canada and Australia.  We have a pending International PCT Patent Application covering the Beamz Video Jam software product.

We have 3 U.S. Registered Trademarks: the Beamz name, the Beamz logo, and the phrase “Play the Light.” Our U.S. Trademark Application for the mark iBeamz has been allowed by the U.S. Trademark Office, and we expect it to become registered in the  Fall of 2012.

We have a U.S. Registered Copyright on our core Beamz software. We have filed, or will file, copyrights on our key music and software.

License Arrangements

On August 30, 2012 we restructured our licensing arrangement with Cypher by terminating our joint venture in favor of entering into a license agreement directly with Cypher (the “Cypher License Agreement”). Pursuant to the Cypher License Agreement, we granted Cypher a worldwide, exclusive right and license to develop and manufacture the Smart Phone Beamz Player and market it to online and in-store mass retail channels. Beamz has retained the right to market the new product to a range of other channels, including the professional, DJ, retirement, education, special needs and select internet consumer markets. The Cypher License Agreement provides for payments to Beamz for the use of the Beamz Content included on the Smart Phone Beamz Player equal to $1.50/Unit plus 100% of the out-of-pocket third-party royalties associated with such Beamz Content.  In addition, for each Unit sold by Cypher, Cypher will pay Beamz a royalty equal to thirteen (13%) of the of the manufacturer contract purchase price for such product. Similarly, we will purchase Smart Phone Beamz Players from Cypher at cost plus thirteen percent (13%) of manufacturer cost for Beamz sales of such new product. Beamz has retained the right to develop, manufacture or license any other products or versions of the Beamz Products it desires other than the Smart Phone Beamz Player product family.

We have agreements with a number of labels—EMI Music Services, Walt Disney Records, Blind Pig Records, Sony Records, Harry Fox Agency, Inc. and others—whereby we license the right to use a broad range of songs and videos for use on the Beamz. We believe this adds an exciting multi-media video dimension, enabling the user to display the music video on a television or large monitor while playing the Beamz along with the song. Our library currently includes over 300 interactive songs which are offered for sale on our web site, and which we intend to continue to grow  via both internal development and third-party artist relationships. These agreements fall into three primary categories:

Original Music Licenses

Beamz licenses original music from various labels, publishers and recording artists (i.e. DavidEllefson, Euge Groove, Craig Chaquico, etc.). In general, the agreements with recording artists provide that they will receive 30% of the net revenue received by Beamz for the sale of such original music.

Synchronization and Master Lease Agreements

Video song synchronization agreements grant Beamz a worldwide, nonexclusive, irrevocable, unencumbered and transferable right to use, perform, reproduce, and fix the compositions in synchronization with visual images when used in conjunction with the Beamz device.  Each license includes two components, one with a record company (i.e. Hollywood records and Walt Disney Records, Capital Records, LLC dba EMI Music Services, Blind Pig Records, Polyvinyl Record Company, and others,) and one with the music publisher (i.e. Seven Peaks Music and Seven Summits Music, EMI Music Publishing, Viper Music, Sony ATV Music Publishing LLC, Polyvinyl Record Company, and others). In general, for downloads, Beamz pays both the music publishers and the record label the greater of $.30 or 17.5% of 100% of the net sales of the licensed product. In the case of licensed product that is included with the Beamz Products, Beamz pays both the publisher and the label $.15 for each licensed product. The term of such agreements is typically 10 years, and typically call for non-refundable advances that are recoupable from all compensation otherwise payable by Beamz to the licensors.

Mechanical Licensing Agreements

Beamz also secures statutory rate mechanical licenses from various publishers, and via the Harry Fox Agency, for its cover versions of its audio only popular songs. The mechanical licensing rate is $.091 for each licensed product sold.

Competition

While there are no direct competitors for the Beamz Products and technology, there are several indirect competitors whose products consumers may compare to the Beamz music-making experience. These include traditional musical instruments, electronic keyboards/digital pianos and music games using pre-programmed music (e.g. Guitar Hero, Rock Band, DJ Hero, etc.) on PCs, consoles and mobile devices.

Although some electronic keyboards and digital pianos include pre-programmed instrument notes and chords from hundreds of different instruments plus options to play into pre-programmed rhythm tracks, they are not setup for immediate recreational music making.  In contrast, Beamz songs are setup to be harmonious regardless of how they are played and the music samples assigned to a laser beam offer more complexity, often with several notes, chords and/or series of music samples controlled by touching one of the laser beams.

Employees

As of the date of this filing, we had no employees. All human resources are provided on a consulting contract basis.  We have consulting contracts with 11 key individuals or firms that provide sales, engineering, software development, song and content production, operations, accounting, and marketing services. All such contracts may be terminated with 60 days’ notice.  Upon completion of our current private offering, we anticipate converting some of these contractors to employee status.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real property. We lease approximately 750 square feet of space from Arizona Design LLC for $1,000/month, and share space with our development partner, Hotwire Development LLC. Our rent is expected to increase to $1,500/ month later this year. This lease may be terminated at any time by either party. We believe that our current facilities are sufficient to meet our needs for the foreseeable future.

ITEM3.  LEGALPROCEEDINGS

None.

ITEM4.MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Though we are in the process of registering to be traded on the OTCQB under the symbol “BZIC,” there is no active public market for our securities at this time.

As of October 5, 2012, we had 14,416,082 shares of Common Stock outstanding and 825,440 shares of Series D Convertible Preferred Stock outstanding that are convertible into 8,029,398 shares of Common Stock.  We also have 29,825 Common Stock options and 1,716,412 Common Stock warrants outstanding.

Holders

Our Common Stock is currently held by approximately 90holders of record, while our Series D Convertible Preferred Stock is held by 37 holders of record.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payments of dividends present in any of our future debt agreements and other factors our Board of Directors may deem relevant. The payment of dividends will also be subject to the requirements of the Delaware General Corporation Law.

The following provides information with respect to securities to be issued with respect to our compensation plans as of June 30, 2012 all of which are fully vested.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	29,825	$0.4867	7,175
Equity compensation plans not approved by security holders	__	__	__

Recent Sales of Unregistered Securities

On October 11, 2011, the Company issued 60,000 shares of common stock to unrelated third party consultants.

On January 15, 2012, the Company issued 202,000 shares of common stock to unrelated third party consultants.

On March 22, 2012, the Company issued 150,000 shares of common stock to unrelated third party consultants.

In August 2012 we initiated a private placement of up to 5,000,000 shares of Common Stock at $1 per share and includes 2,500,000 warrants to purchase Common Stock.  The warrants are immediately exercisable, have a term of three years, and have an exercise price of $1.25 per share. As of the date of this filing, we have not received any proceeds in connection with this offering. The placement agent for the unit offering will receive a cash fee equal to up to 10% of the gross proceeds, as well as a warrant to purchase that number of shares of our Common Stock equal to up to 10% of the number of shares of our Common Stock sold in the offering.

We are currently also conducting a bridge loan financing of up to $1,500,000.   Such loans will bear 10% interest, and will, upon completion of our $5 million private placement, be paid back or converted into the offering at 90% of the offering price. For each dollar loaned we will issue to the purchaser a warrant to purchase one-half (1/2) share of Common Stock at an exercise price of $0.02 per share.  The warrants are exercisable until January 2, 2015. As of the date of this filing we have received proceeds equal to $432,625, $360,000 which was provided by directors and officers.

In January  2012, we issued an aggregate of 150,000 shares of Common Stock as compensation for service on our Board (25,000 to each director serving at the time), and in March  2012 we issued 25,000 shares of Common Stock to Joan Brubacher as compensation for service upon her joining the Board.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described above by virtue of Section 4(2) of the Securities Act and/or Rule 506 of Regulation D. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising and each purchaser was provided access to all relevant information necessary to evaluate the investment and represented to us that the shares were being acquired for investment.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM  7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that are based upon current expectations and involve risks, assumptions and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, expected, estimated, projected, suggested or intended.

Overview

We have developed an interactive laser controller technology that can be used to develop new market opportunities in a wide variety of music, game, therapy, lighting and consumer applications. Our first commercial products (the Beamz Player and the Beamz Pro), can bring music to everyone in a manner that has previously not been possible. By simply interrupting one or more laser beams with their hands, the user can play a wide range of musical instruments and create great music in conjunction with a background rhythm track of original, popular, DJ and children’s songs across numerous music genres, including Jazz, Blues, Hip Hop, Rock, Classical and Latin.  Beamz Products allow people that have no previous musical background or training to play and enjoy music within minutes, yet it has the depth to enable accomplished DJs, artists and musicians to perform, compose and create very sophisticated interactive music.

Factors That May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.

Revenues

The generation of recurring revenues through sales and licensing of our current and new Beamz products, technology and content are an important part of our business model. Our first commercial product began shipping in fiscal 2008 at a retail price point of $599 per unit. Sales at that time were achieved through an exclusive distribution arrangement with Sharper Image, who subsequently filed for bankruptcy in early 2008. We refocused our strategy in 2009 to seek alternative sales and distribution channels, and to reduce our consumer price to $199.95 for our consumer product. Based on market feedback, we defined and developed a second generation product that had a much lower cost and a broader range of capabilities. A consumer and professional version of the second generation product began shipping in late 2010, allowing us to achieve net revenues of $563,411 and $338,830 in fiscal years ending June 30, 2011 and 2012, respectively.  We anticipate that recurring revenues, including licensing royalties, will constitute an increasing percentage of our total revenues as we increase awareness of the product in the various targeted markets, both directly and through key partnerships, and expand our product offering into new markets.

Since inception, our revenues relate primarily to the sale of our Beamz Player and Beamz Pro products.  In the future we expect to also have material licensing revenue from our  licensing arrangement with Cypher and other parties.  Our historical business has typically been affected by seasonal sales trends primarily resulting from the timing of the holidays in the quarter ending December 31. In the future as additional markets and distribution channels are developed our business is expected to be less seasonal.

Our revenue recognition policies are more fully described in the “Critical Accounting Policies and Significant Judgments and Estimates” section below.

Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing and prototyping of our various Beamz products and products under development, and the development of software and content (such as songs, games, and educational content) for such products. This includes the consulting fees, travel and benefits of research and development personnel and contractors; materials and supplies used by our research personnel, sponsored contract research and product development with third parties; and licensing costs. Subject to securing adequate financing, we anticipate that research and development expenses may increase as we: (1) continue to develop enhancements to our product offering; (2) expand our product development efforts for content - including music, games, videos, education and therapy for the Beamz product family; and (3) expand research and development to apply our technologies to additional product, market, and technology applications.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of consultant fees and expenses, sales incentive payments and commissions, travel and benefits; share-based compensation; professional fees, including fees for attorneys and outside consultants; intellectual property protection filings, insurance, marketing costs, and other general and administrative expenses, which include corporate licenses and taxes, postage, office supplies and meeting costs. Our selling, general and administrative expenses are expected to increase due to costs associated with the commercialization of various products, increased consultant fees and/or headcount necessary to support our anticipated growth in operations, and the additional operational and regulatory burdens and costs associated with operating as a publicly traded company. In addition, we expect to incur additional costs associated with protecting our intellectual property rights as necessary to support our product offerings.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

As an emerging growth company under the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards.

While our significant accounting policies are more fully described in the notes to our financial statements included herewith, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Inventory. Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. All items included in inventory relate primarily to our Beamz products. We periodically review our inventory for obsolete items and provide a reserve upon identification of potential obsolete items. We do not expect any of our current products to become obsolete in the foreseeable future as they will be complementary to our planned new products.

Valuation Allowance for Deferred Tax Assets and Liabilities. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that included the enactment date.

Valuation allowances are recorded for deferred tax assets when the recoverability of such assets is not deemed more likely than not.

We have evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes. In that regard, we have evaluated all tax positions that could have a significant effect on the financial statements and determined that we have no uncertain tax positions at June 30, 2012 that could have a significant effect on our financial statements. Our returns after 2009 remain open for examination.

Share-based compensation. We account for compensation for all arrangements under which employees, consultants, and others receive shares of stock or equity instruments (including options and warrants) in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation” , or ASC Topic 505-50 "Equity Based Payments to Non-Employees". Under ASC Topic 718, the fair value of each award is estimated and amortized as compensation expense over the requisite service period. The fair value of our share-based awards is estimated on the grant date using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected price volatility and estimated option term. As we have been operating as a private company, we are unable to use actual price volatility and option life data as input assumptions within our Black-Scholes valuation model. We have used expected volatilities based on the historical volatility of the industry sector in which we operate, in accordance with the guidance set forth in ASC Topic 718.

To estimate the expected term, we chose to utilize the “simplified” method for “plain vanilla” options as discussed in the Securities and Exchange Commission’s Staff Accounting Bulletin 107 (“SAB 107”). We believe that all factors listed in SAB 107 as pre-requisites for utilizing the simplified method are true for us and for our share-based payment arrangements. We intend to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available.

Our risk-free interest rates are based on a zero-coupon U.S. treasury instrument, the term of which is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common Stock; therefore, the expected dividend yield is assumed to be zero. The fair value of share-based payments are generally amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The warrants that have been issued with our 2012 bridge financing have been valued at $.98/share, based on our offering price in our current private placement memorandum, and a volatility of 150%. As the Company begins trading on the OTCQB market, or the Company sells securities at a different price, this value may change with respect to future issuances as the market price varies for our Common Stock.

We believe there is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under ASC Topic 718. Currently, there is not a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of stock option awards is determined in accordance with ASC Topic 718 using an option pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller. If factors change and we employ different assumptions in the application of ASC Topic 718 in future periods than those currently applied under ASC Topic 718, the compensation expense we record in future periods under ASC Topic 718 may differ significantly from what we have historically reported.

Common Stock issuances are currently being valued at $1/share, which is the offering price in our current private placement memorandum. As the Company begins trading on the OTCBB market, or the Company sell securities at a different price, this value may change with respect to future issuances as the market price varies for our common stock.

Research and development costs. Expenses related to research, design and development of products are charged to research and development costs as incurred. These expenditures include direct salary costs and/or consultant expenses for research and development personnel and contractors, costs for materials used in research and development activities and costs for outside services.

Results of Operations

Comparison of the Twelve Months Ended June 30, 2012 to the Twelve Months Ended June 30, 2011

	Twelve Months Ended June 30
	2012	2011	Percentage Change
Revenues	$338,830	563,411	(39.9%)
Cost of goods sold	247,863	500,886	(50.5%)
Depreciation & Amortization	29,924	80,877	(63.0%)
Research and development costs	387,457	594,519	(34.8%)
Sales and marketing expenses	657,921	603,715	(9.0%)
General and administrative expenses	508,246	899,879	(43.5)%
Registration cost	412,487	--	100.0%
Other income (expense), net	(71,969)	(614,300)	(88.3%)
Net loss	(1,977,037)	(2,730,765)	(27.6%)

Revenues. Revenues were $338,830 for the year ended June 30, 2012, compared to $563,411 for the year ended June 30, 2011.  The decrease was primarily due to the sale of inventory to Cypher at about cost (which materially reduced the revenue per unit), and the elimination of certain retail accounts, in order to facilitate Cypher’s market entry.

Cost of Goods Sold. Cost of goods sold was $247,863 for the year ended June 30, 2012, compared to $500,886 for the year ended June 30, 2011. The decrease in cost of goods sold was due to lower revenues in the most recent period and the elimination of new product introduction start-up cost in the year ending June 30, 2011. The gross margin increase to approximately 27% for the year ended June 30, 2012, compared to approximatley 11% for the year ended June 30, 2011, is primarily due to the elimination of production start-up cost in fiscal 2012 and the write down of first generation product inventory in fiscal 2011. The increase in the gross margin percent was slightly offsetby a one-time $83,200 product sale to Cypher, as discussed above, to facilitate their entry into the market, at about our cost.

Research and Development Costs. Research and development costs were $387,457 for the year ended June 30, 2012, compared to $594,519 for the year ended June 30, 2011. This decrease of $207,062, or 34.8%, was due primarily to the completion of the development of the second generation Beamz product. The period ending June 30, 2012 also includes non-cash development contractor expenses of approximatley $153,000 associated with stock compensation.

Selling and Marketing Expenses. Selling and marketing expenses were $657,921 for the year ended June 30, 2012, compared to $603,715 for the year ended June 30, 2011. The increase was  primarily due to the grant of stock to various contractors for the renewal of contracts offset by the elimination of certain retail marketing expenses resulting from the transfer of certain accounts to Cypher. The year ending June 30, 2012 also includes non-cash contractor expenses of approximately $258,000 associated with stock compensation.

General and Administrative Expenses. General and administrative expenses were $508,246 for the year ended June 30, 2012, compared to $899,879 for the year ended June 30, 2011.   The periods ending June 30, 2012 and June 30, 2011,  include non-cash expenses of approximately $348,000 and $665,600, respectively, associated with non-cash compensation (payments for various services were made in stock or bridge loan securities which were converted to Preferred D stock in fiscal 2011) for directors, the CEO, and other individuals. The decrease relates primarily due to the reduction of overhead as the result of eliminating certain expenses which are no longer necessary as they are being paid directly or indirectly by Cypher or other customers or partners.

Registration Expenses. Registration expenses to register the company as a reporting company were $412,487  for the twelve months ending June 30, 2012, and $0 for the twelve months ending June 30, 2011. This primarily consisted of legal and accounting fees.

Other Income (Expense), Net. Net other expense was $71,969 for the year ended June 30, 2012, compared to net other expense of $614,300 for the year  ended June 30, 2011. The net decrease was primarily due to our reduction in interest expense as the result of the conversion of all prior debt outstanding to equity during June, 2011, partially offset  by approximately $12,000 of interest expense incurred on the 2012 bridge loans and $57,000 on amortization of related discounts for warrants.

Liquidity and Capital Resources

Our principal liquidity from inception (2001) to June 30, 2012, came from the sale of equity interests and debt financing.  We issued 14,146,082  common shares related to the issuance of Common Stock and the conversion of all shares of Series A, A-1, B, and C Convertible Preferred into Common Stock.  We have issued $6,730,208 of notes payable with interest rates between 8% and 10%, which was subsequently converted to Series D Convertible Preferred Stock in June 2011. Through June 30, 2012, the Company received $310,000 from the 2012 bridge loan financing of which $260,000 was received from related parties.  In addition, during fiscal 2012, a related party made advances to the Company in the approximate amount of $217,000.  As of June 30, 2012, total paid in capital equaled 11,839,928.  During fiscal 2012, we have used approximately $415,000 to fund operations.

As discussed above, we anticipate incurring significant expenditures during fiscal 2013 and 2014 to pursue our planned business operations including additional research and development of products and technology.  Our ability to execute on these plans is dependent on our ability to generate additional investment proceeds.  In the event that we are unable to raise the necessary funds, we will have to modify our current business plans and may not be able to attract the customers necessary to generate positive income from operations in such case; the business plan would have to be modified to address the funding issues.

The past operating expenses and cash needs are not indicative of our current planned operations, as we have completed our development stage and the company is now entering a sales, marketing, and operating business phase.  Our plan may require substantially more cash to operate depending upon how quickly new product sales and new distribution channels can be established.  However, if funding is not secured, we will be scaled back proportionately. At this time, we are dependent on outside funding to support our operations and anticipate we will need outside funding for at least the next twelve to twenty four months to support our business model.  If we are unable to obtain continued outside funding, our operations would be severely impacted and it may not be possible to remain in business.  Given current operations, traditional debt financing is not likely and we will have to continue to rely on equity or debt investments from outside non-banking sources.

As described in further detail above under Item 5, we are currently conducting both a private placement of our common stock and a bridge loan financing, both of which are meant to address our  present liquidity concerns. However, given the present circumstances and our dependence on additional financing, the Company’s independent registered public accounting firm has included an explanatory paragraph regarding the uncertainty  about the Company’s ability to continue as a going concern in their audit report attached to our financial statements for the years ended June 30, 2012 and 2011.

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in demand deposit accounts and certificates of deposit. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not currently use derivative financial instruments. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Substantially all of our transactions have been denominated in United States dollars, accordingly, we do not have any material exposure to foreign currency rate fluctuations.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) 2011-04 on fair value measurements. Application of the highest and best use and valuation premise concepts are clarified for use in measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. New disclosures should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. This guidance  became effective for the Company on January 1, 2012 and did not have a material effect.

As an emerging growth company under the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards.

ITEM7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

October 9, 2012

Semple, Marchal & Cooper, LLP
2700 North CentraL Avenue, Ninth Floor
Phoenix, Arizona 85004

Ladies and gentlemen:

We are providing this letter in connection with your audits of the financial statements of Beamz Interactive, Inc. (the “Company”) as of June 30, 2012 and 2011 and for the years then ended for the purpose of expressing an opinion as to whether the financial statements present fairly, in all material respects, the financial position, results of operations, changes in stockholders’ equity (deficit), and cash flows of Beamz Interactive, Inc. in conformity with accounting principles generally accepted in the United States of America. We confirm that we are responsible for the fair presentation in the financial statements of financial position, results of operations, changes in stockholders’ equity (deficit) and cash flows in conformity with accounting principles generally accepted in the United States of America.

We confirm, to the best of our knowledge and belief, as of the date of this representation letter, as entered on the first page, the following representations made to you during your audits:

(1) The financial statements referred to above are fairly presented in conformity with accounting principles generally accepted in the United States of America.

(2) We are responsible for adopting sound accounting policies, establishing and maintaining internal controls to, among other things, help assure the preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, and preventing and detecting fraud.

We have disclosed to you all significant deficiencies in the design or operation of internal controls that could adversely affect our ability to record, process, summarize, and report financial data. We have disclosed to you all material weaknesses in internal controls.

(3) We have made available to you all:

(a)	Financial records and related data.

(b)
Minutes of the meetings of stockholders, directors and committees of directors that were held from July 1, 2010 to the date of this letter, or summaries of actions of recent meetings for which minutes have not yet been prepared.

(4) There have been no communications from regulatory agencies concerning noncompliance with or deficiencies in financial reporting practices.

(5) There are no material transactions that have not been properly recorded in the accounting records underlying the financial statements. All financial statement misstatements identified and discussed with us in the course of the audit (as listed below under “corrected misstatements”) have been corrected, except for the misstatement listed below under “uncorrected misstatement.” In our

Beamz Interactive, Inc. – 15354 N 83rd Way, Suite 102 ‐ Scottsdale ‐ AZ – 85260 – 480‐424‐2053 – www.thebeamz.com opinion, the effects of not correcting such identified financial statement misstatement are immaterial to the financial statements of the Company taken as a whole. We have evaluated the propriety of the corrected misstatement based on a review of both the applicable authoritative literature and the underlying supporting evidence from our files and confirm our responsibility for the decision to correct it.

Corrected Misstatements

Item #	Account Name and Adjustment Description	Debit	Credit
1	Expense	25,000
	Accrued liabilities		25,000
	To accrue for 25,000 shares due to Joan Brubacher

2	Expense	10,193
	Accounts payable		10,193
	To accrue for unrecorded expenses for larking Hoffman, Mindsight LLC, and Cody Meyer as of June 30, 2012

3	Expense	21,570
	Accounts receivable		21,570
	To write-off receivables from Cypher resulting from partnership termination

4	Accounts payable	3,264
	Expenses		3,264
	To adjust the payable to SM&C at June 30, 2012

5	Sales & marketing expense	15,000
	G&A expenses		15,000
	To reclassify Evolution Marketing prepaid amortization for Q3 2012

6	Expense	10,000
	Accounts payable		10,000
	To accrue for Evolution Marketing fees for the month of June 2012

7	Expenses	23,945
	Accounts payable		23,945
	To accrue for additional Jackson Walker fees to agree to confirmation

Uncorrected Misstatement

Item #	Account Name and Adjustment Description	Debit	Credit	Effect on Pre-tax Income
1	Expenses	10,625		(10,625)

Beamz Interactive, Inc. – 15354 N 83rd Way, Suite 102 ‐ Scottsdale ‐ AZ – 85260 – 480‐424‐2053 – www.thebeamz.com

Item #	Account Name and Adjustment Description	Debit	Credit	Effect on Pre-tax Income
	Accounts payable		10,625
	To accrue for additional unpaid fees to Debby Tutrone as of June 30, 2012

(6) We have no knowledge of any:

(a)	Fraud or suspected fraud involving management or involving employees who have significant roles in internal control, whether or not perceived to have a material effect on the financial statements.

(b)	Fraud or suspected fraud involving others where the fraud could have a material effect on the financial statements.

(c)
Allegations of fraud or suspected fraud affecting the Company received in communications from employees, former employees, analysts, regulatory agencies, short sellers, law firms, predecessor accounting firms, or other professionals.

(7) We have no plans or intentions that may materially affect the carrying value or classification of assets and liabilities.

(8) The following, where applicable and material, have been properly recorded or disclosed in the financial statements:

(a)
Related-party transactions (e.g., transactions with unconsolidated subsidiaries; affiliates under common control with the Company or that are directly or indirectly controlled by the Company; principal owners of record or known beneficial interest of 10 percent or more of the Company's voting stock, directors, management, and members of their immediate families), including sales, purchases, loans, transfers, leasing arrangements, and guarantees, and amounts receivable from or payable to related parties.

(b)	Capital stock repurchase options or agreements or capital stock reserved for options, warrants, conversions, or other requirements.

(c)	Share-based payment arrangements, in accordance with FASB ASC 718, Compensation – Stock Compensation.

(d)	All derivative instruments and any embedded derivative instruments that require bifurcation, in accordance with FASB ASC 815, Derivatives and Hedging.

(e)	Arrangements with financial institutions involving compensating balances or other arrangements involving restrictions on cash balances and line-of-credit or similar arrangements.

(f)	Guarantees, whether written or oral, under which the Company is contingently liable.

(g)
Significant estimates and material concentrations known to management that are required to be disclosed in accordance with FASB ASC 275-10, Risks and Uncertainties - Overall. In that regard, all accounting estimates that could be material to the financial statements, including key factors and significant assumptions underlying those estimates, have been identified, and we

Beamz Interactive, Inc. – 15354 N 83rd Way, Suite 102 ‐ Scottsdale ‐ AZ – 85260 – 480‐424‐2053 – www.thebeamz.com believe the estimates are reasonable in the circumstances. Significant estimates are estimates at the balance sheet date that could change materially within the next year. Concentrations refer to volumes of business, revenues, available sources of supply, or markets or geographic areas for which events could occur that would significantly disrupt normal finances within the next year.

(h)	Other liabilities or gain or loss contingencies that are required to be accrued or disclosed by FASB ASC 450, Contingencies, including:

☐ Pending or anticipated tax assessments or refunds, price or profit renegotiation, other potential or pending claims, lawsuits by or against any branch of government or others;

☐ Written or oral guarantees, endorsements, or unused letters of credit;

☐ Unusual product or service warranties or guarantees; or

☐ Labor claims or negotiations.

FASB ASC 450-20, Loss Contingencies, requires loss contingencies to be accrued if it is probable an asset has been impaired or a liability incurred at the balance sheet date and the amount of loss can be reasonably estimated. Such contingencies must be disclosed, but may not be accrued, if the loss is reasonably possible (but not probable) or the loss is probable but the amount of loss cannot be reasonably estimated.

(i)	Commitments, such as:

☐ Major fixed asset purchase agreements;

☐ More-than-one-year employment arrangements or contracts with suppliers or customers, or one-year-or-longer term leases;

☐ Deferred compensation, bonuses, pensions and profit-sharing plans, or severance pay; or

☐ Pending sale or merger of all or a portion of the business or of an interest therein or acquisition of all or a portion of the business, assets or securities of another entity;

(j)	Joint ventures or other participations, the detailed transactions of which are not carried on our books.

(k)	Foreign currency transaction gains or losses, as well as translation of foreign currency financial statements.

(9)  Management is not aware of any information indicating that an illegal act (including violations under the Sarbanes-Oxley Act of 2002), or violations or possible violations of any regulations (including the failure to file reports required by regulatory bodies (e.g., SEC, EPA, OCC, FDIC, DOL, Medicare, U.S. Customs Service, HIPAA, IRS, Dept. of Commerce, state and municipal authorities) when the effects of failing to file could be material to the financial statements, has or may have occurred, whether or not perceived to have a material effect on the financial statements.

(10)  There are no unasserted claims or assessments that our lawyer has advised us are probable of assertion and must be disclosed in accordance with FASB ASC 450.

Beamz Interactive, Inc. – 15354 N 83rd Way, Suite 102 ‐ Scottsdale ‐ AZ – 85260 – 480‐424‐2053 – www.thebeamz.com

(11) Receivables recorded in the financial statements represent valid claims against debtors for sales or other charges arising on or before the balance-sheet date and have been appropriately reduced to their estimated net realizable value.

(12) As to inventories:

(a)	There were no inventories on consignment, bill-and-hold, or other arrangements, either owned by us or by our suppliers;

(b)
Provision, when material, has been made (i) to reduce excess or obsolete inventories to their estimated net realizable value and (ii) for any loss to be sustained as a result of purchase commitments for inventory quantities in excess of normal requirements or at prices in excess of the prevailing market prices.

(13) The Company has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets nor has any asset been pledged as collateral.

(14) Provision has been made for any material loss to be sustained in the fulfillment of, or from inability to fulfill, any sales commitments.

(15) We have complied with all aspects of contractual agreements, including debt covenants that would have a material effect on the financial statements in the event of noncompliance.

(16) No discussions have taken place with your firm’s personnel regarding employment with the Company.

(17) In connection with any electronic presentation of the financial statements and your audit report thereon on our web site, we acknowledge that:

☐ We are responsible for the preparation, presentation, and content of the financial statements in the electronic format.

☐ If your audit report is presented on our web site, the full financial statements upon which you reported and to which you appended your signed report will be presented.

☐ We will clearly indicate in the electronic presentation on our web site the financial information that is subject to your audit report. We will clearly differentiate any information that may also be presented by us on or in connection with our web site that was contained in the published version of the financial statements and other supplementary information, but which is not part of the audited financial statements or other financial information covered by your audit report.

☐ We have assessed the security over financial statement information and the audit report presented on our web site, and are satisfied that procedures in place are adequate to ensure the integrity of the information provided. We understand the risk of potential misrepresentation inherent in publishing financial information on our web site through internal failure or external manipulation.

(18) As of the date of this representation letter, there are no outstanding past-due accounting support fees payable to the Public Company Accounting Oversight Board.

(19) The notes to the financial statements contain appropriate disclosure, to the extent applicable, of: (a) Disposal of segments of a business,

Beamz Interactive, Inc. – 15354 N 83rd Way, Suite 102 ‐ Scottsdale ‐ AZ – 85260 – 480‐424‐2053 – www.thebeamz.com

(b)	Extraordinary, unusual or infrequently occurring items,

(c)	Accounting changes, and

(d)	The aggregate effect of year-end adjustments that are material to the results of the fourth quarter.

(20) The methods and significant assumptions used to determine fair values of financial (and nonfinancial) instruments are as disclosed in the financial statements. The methods and significant assumptions used to determine fair values are in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, and take into account all the considerations therein.

(21) The following information about financial instruments with off-balance sheet risk and financial instruments with concentrations of credit risk has been properly disclosed in the financial statements:

(a)	The extent, nature, and terms of financial instruments with off-balance sheet risk,

(b)	The amount of credit risk of financial instruments with off-balance sheet risk and information about the collateral supporting such financial instruments, and

(c)	Significant concentrations of credit risk arising from all financial instruments and information about the collateral supporting such financial instruments.

(22) With respect to deferred tax assets included in the financial statements, the valuation allowance that has been recorded against the deferred tax assets represents our best estimate based on the available evidence as prescribed in FASB ASC 740, Income Taxes, and we believe that such valuation allowance reduces the deferred tax asset to an amount whose realization is more likely than not.

(23) We have considered the accounting and reporting requirements of FASB ASC 740-10, Income Taxes - Overall. We have recorded any liability (or reduction in amounts refundable) required for unrecognized tax benefits related to our tax positions, as defined and described in FASB ASC 740-10- 20. Further, we have given consideration to potential interest and penalties related to the unrecognized tax benefits and have made any necessary accrual for such items in accordance with the guidance in FASB ASC 740-10.

(24) We have fully disclosed to you all sales terms, including all rights of return or price adjustments and all warranty provisions.

(25) We are not aware of any side letters, e-mails, or oral arrangements with our suppliers that modify or supersede the terms of the purchase orders and/or contracts.

(26) We have implemented proper controls to identify revenue recognition in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements. For the revenue contracts:

(a)	There are no side letters, e-mails, or other agreements (oral or written) that materially alter the terms of the original contracts other than any fully executed amendments to the contracts.

(b)	We have taken all appropriate and reasonable measures to inform employees of the Company and our sales force to comply with Company policies in this regard.

Beamz Interactive, Inc. – 15354 N 83rd Way, Suite 102 ‐ Scottsdale ‐ AZ – 85260 – 480‐424‐2053 – www.thebeamz.com

(c) We have fully disclosed to you all sales terms, including all rights of return or price adjustments, upgrade/update rights, and any other relevant provisions.

(27)  We are not aware of any rebates, rewards, allowances, or similar items that we have obtained that have not been discussed with the accounting department.

(28)  We are not aware of any future commitments or awards we have made/promised to suppliers in exchange for current year pricing adjustments or relief.

(29)  We are not aware of any future pricing commitments we have made to customers in exchange for current business.

(30)  In accordance with the Company’s revenue recognition policy, we are not aware of any concessions for additional free or discounted services or products under any license arrangements, nor are we aware of any plans to provide more favorable terms than were originally negotiated, especially related to arrangements known internally as fixed term arrangements, that have not been properly accounted for.

(31)  Management intends not to provide refunds or concessions for additional free or discounted products that are not required under the provisions of any contractual arrangement, nor does management intend to provide more favorable terms than were originally negotiated, and the Company’s historical performance supports such intent.

(32)  Estimates used in estimating returns are reasonable, to the best of management’s knowledge and ability.

(33)  We are not aware of any linked or barter transactions, including transactions entered into under separate agreements where one of the arrangements is contingent upon execution of another arrangement, except for agreements where such linkage, barter, or contingent nature is explicitly stated in the contract terms.

(34)  We confirm that the Company has not incurred any payroll expenses during the years ended June 30, 2012 and 2011 for which the Company was liable to report to the Internal Revenue Service or other agencies.

(35)  The Company’s joint venture with Cypher Entertainment, Inc. (“Cypher”), wherein Cypher owned 50% and the Company owned 50% of the Beamz Cypher Partnership, LLC (“Joint Venture/License Agreement”) was established in May 2011. We confirm that Beamz and Cypher have agreed that, although Cypher has had some sales of Beamz products prior to June 30, 2012, the sales are immaterial and will not be reported under the terms of the Joint Venture/License Agreement. Additionally, the Joint Venture/License Agreement was terminated effective August 27, 2012 with the release of all liabilities and obligations between all parties. Therefore, no economic activity has been recorded under the joint venture either as of June 30, 2012 or through the date of this letter.

(36)  We have evaluated all of the Company’s complex financial instruments including convertible debt, convertible preferred stock, and warrants under the appropriate accounting guidance for complex financial instruments, including the provisions of FASB ASC 815-40 and 815-10-65-3 (formerly EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock), and have determined that we have appropriately reported the effects in the Company’s financial statements.3

(37)  During the year ended June 30, 2012, the Company issued 1,344,002 shares of common stock to various contractors, officers, and directors for services. 560,000 of these shares were issued in

Beamz Interactive, Inc. – 15354 N 83rd Way, Suite 102 ‐ Scottsdale ‐ AZ – 85260 – 480‐424‐2053 – www.thebeamz.com

October 2011 and valued at $0.02 per share. The remaining 784,002 shares, which were issued from January 2012 through June 2012, were valued at $1 per share.

We believe that the fair value of the common shares issued for services during October 2011 is $0.02 per share. This value was determined based upon an independent appraisal of the Company performed by Mr. Scott Coyle (“Specialist”) with Girard Securities, Inc. and was performed as of June 1, 2011. We agree with the findings of the Specialist and have adequately considered the qualifications of the Specialist in determining the amounts and disclosures used in the financial statements and underlying accounting records. We did not give or cause any instructions to be given to the Specialist with respect to the values or amounts derived in an attempt to bias their work, and we are not otherwise aware of any matters that have had an impact on the independence or objectivity of the Specialist.

We believe the fair value of the common stock issued for services subsequent to January 1, 2012 is $1.00 per share. This value was determined based upon the valuation considerations used in pricing the Company’s Private Placement Memorandum.

(38)  The 155,000 warrants issued with Bridge Loans from January 2012 to May 2012 were valued using the Black Scholes method. The significant inputs include an exercise price of $0.02, a market value of the Company’s common stock at the date of issuance of $1.00 per share, and a 150% volatility. We believe these and other estimates used in the Black-Scholes pricing model to value these warrants to be appropriate and in accordance with FASB ASC 718, Compensation – Stock Compensation, FASB ASC 505-50, Equity Based Awards to Non-Employees, and ASC 820-10, Fair Value Measurements, as applicable.

In regards to volatility, we confirm that we were unable to identify any comparable public companies on which to base our estimate of expected volatility, including factors such as industry, stage of life cycle, size, and financial leverage. Additionally, we have determined that it is not practicable for the Company to estimate the expected volatility of its share price as the Company has insufficient historical information about past volatility and other information on which to base a reasonable and supportable estimate of expected volatility at the grant date of option awards without undue cost and effort. Therefore, in accordance with ASC 718-10, Stock-Based Compensation, we deemed it appropriate to substitute the historical volatility of an appropriate industry sector index for the expected volatility of the Company’s share price as an assumption in the Company’s valuations of options and warrants.

(39)  Exhibit B to the July 27, 2012 Board minutes state that Scott Coyle’s 100,000 shares of common stock would vest monthly over the period from January 1, 2012 to June 30, 2013. We confirm that this vesting period was incorrect, and the actual vesting terms are that the shares vest ratably over the period from July 1, 2012 through June 30, 2013. Therefore, no expenses related to this stock issuance were recorded during the year ended June 30, 2012.

(40)  Schedule I to the January 24, 2012 Board minutes state that the 477,000 common shares issued to Board members, TM-07 Investments, and various consultants “vest monthly in 2012”. We confirm that this vesting period was incorrect, and the actual vesting terms for the 150,000 shares issued to Board members and the 120,000 shares issued to TM-07 Investments vest ratably over a one year period beginning in January 2012. Therefore, the unamortized portions of these stock payments have properly been reported as prepaid assets at June 30, 2012. We confirm that the remaining 207,000 shares issued to various consultants vested immediately, and have, therefore, been properly expensed in full during the year ended June 30, 2012.

(41)  The version of the June 30, 2012 Form 10-K that we will file with the SEC using the EDGAR system will be identical, in all material respects, to the final draft of the document that we will provide to

Beamz Interactive, Inc. – 15354 N 83rd Way, Suite 102 ‐ Scottsdale ‐ AZ – 85260 – 480‐424‐2053 – www.thebeamz.com you for review before you deliver your manually-signed signature page on the filing to us and before we file the Form 10-K with the SEC.

To the best of our knowledge and belief, no events have occurred subsequent to the balance sheet date and through the date of this representation letter, as entered on the first page, that would require adjustment to or disclosure in the aforementioned financial statements.

Very truly yours,

Charles R. Mollo, Chief Executive Officer and Chief Financial Officer

Beamz Interactive, Inc. – 15354 N 83rd Way, Suite 102 ‐ Scottsdale ‐ AZ – 85260 – 480‐424‐2053 – www.thebeamz.com

SEMPLE, MARCHAL & COOPER, LLP
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
2700 NORTH CENTRAL AVENUE, NINTH FLOOR, PHOENIX, ARIZONA 85004 • TEL 602-241-1500 • FAX 602-234-1867

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Beamz Interactive, Inc.

We have audited the accompanying balance sheets of Beamz Interactive, Inc. as of June 30, 2012 and 2011 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beamz Interactive, Inc. at June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Semple, Marchal & Cooper, LLP

Certified Public Accountants
Phoenix, Arizona

October 9, 2012

INDEPENDENT MEMBER OF THE BDO SEIDMAN ALLIANCE

Beamz Interactive, Inc.

FINANCIAL STATEMENTS

For The Years Ended
June 30, 2012 and 2011

BEAMZ INTERACTIVE, INC.
BALANCE SHEETS
June 30, 2012 and 2011

ASSETS

	2012	2011
Current Assets:
Cash and cash equivalents	$13,293	$118,528
Accounts receivable, net	12,547	205,194
Inventory, net	139,216	186,015
Prepaid expenses and other current assets	265,448	245,868
Total Current Assets	430,504	755,605

Property and equipment, net	683	1,512
Deposits	2,500	2,500
Intangible assets, net	-	29,095

Total Assets	$433,687	$788,712

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$427,045	$217,589
Accrued liabilities	45,662	4,551
Advances from related party	267,392	50,000
Note payable, net of discount	43,132	-
Notes payable - related parties, net of discount	221,833	-
Deferred revenue	-	8,058

Total Liabilities	1,005,064	280,198

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred Stock 10,000,000 shares authorized $.001 par value:
Series D Convertible Preferred; 1,300,000 authorized;
800,440 shares issued and outstanding	800	800
Common Stock, $.001 par value, 40,000,000 shares
authorized; 14,146,082 and 12,802,080 shares issued and
outstanding	14,146	12,802
Additional paid-in capital	11,839,928	10,944,126
Accumulated deficit	(12,426,251)	(10,449,214)

Total Stockholders' Equity (Deficit)	(571,377)	508,514

Total Liabilities and Stockholders' Equity (Deficit)	$433,687	$788,712

The Accompanying Notes are an Integral Part
of the Financial Statements

BEAMZ INTERACTIVE, INC.
STATEMENTS OF OPERATIONS
For The Years Ended June 30, 2012 and 2011

	2012	2011

Sales, net	$338,830	$563,411

Cost of goods sold	247,863	500,886

Gross profit	90,967	62,525

Depreciation and amortization	29,924	80,877
Research and development expenses	387,457	594,519
Sales and marketing expenses	657,921	603,715
General and administrative expenses	508,246	899,879
Registration costs	412,487	-

Loss from Operations	(1,905,068)	(2,116,465)

Other Income (Expense):
Interest income	-	108
Interest expense	(71,969)	(614,408)

Net Loss	$(1,977,037)	$(2,730,765)

Loss per share
Basic and diluted loss per common share	$(0.15)	$(0.53)
Weighted average common shares outstanding - basic
and diluted	13,481,140	5,194,226

The Accompanying Notes are an Integral Part
of the Financial Statements

BEAMZ INTERACTIVE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For The Years Ended June 30, 2012 and 2011

															Total
	Series A Preferred		Series A-1 Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional Paid In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2010	29,640	$30	979	$1	34,372	$34	4,414,025	$4,414	-	$-	147,660	$148	$3,009,193	$(7,718,449)	$(4,704,629)

Issuance of stock for services	-	-	-	-	-	-	-	-	-	-	181,500	181	-	-	181

Issuance of stock in conjunction with bridge loan and services	-	-	-	-	-	-	-	-	-	-	7,993,904	7,994	-	-	7,994

Conversion of debt and interest to Series D Preferred Stock	-	-	-	-	-	-	-	-	800,440	800	-	-	7,934,933	-	7,935,733

Conversion of Preferred Stock to Common	(29,640)	(30)	(979)	(1)	(34,372)	(34)	(4,414,025)	(4,414)	-	-	4,479,016	4,479	-	-	-

Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,730,765)

Balance, June 30, 2011	-	-	-	-	-	-	-	-	800,440	800	12,802,080	12,802	10,944,126	(10,449,214)	508,514

Issuance of stock for services	-	-	-	-	-	-	-	-	-	-	1,344,002	1,344	793,856	-	795,200

Issuance of warrants in conjunction with bridge loans	-	-	-	-	-	-	-	-	-	-	-	-	101,946	-	101,946

Net loss for the year	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,977,037)

Balance, June 30, 2012	-	$-	-	$-	-	$-	-	$-	800,440	$800	14,146,082	$14,146	$11,839,928	$(12,426,251)	$(571,377)

The Accompanying Notes are an Integral Part
of the Financial Statements

BEAMZ INTERACTIVE, INC.
STATEMENTS OF CASH FLOWS
For the years ended June 30, 2012 and 2011

	2012	2011
Reconciliation of Net Loss to Net Cash
Used by Operating Activities:
Net Loss	$(1,977,037)	$(2,730,765)
Cash flows from operating activities:
Depreciation and amortization	29,924	80,877
Issuance of stock for interest	-	1,205,525
Issuance of stock for services	795,200	1,100
Loss on obsolete tooling and parts	-	56,000
Issuance of debt for services	-	655,207
Amortization of debt discount	56,911	-
Allowance for doubtful accounts	21,910	16,597
Inventory reserve	(279)	(2,685)
Changes in Operating Assets and Liabilities
Accounts receivable	170,737	(188,924)
Inventory	47,078	(25,449)
Prepaid expenses and other current assets	(19,580)	83,764
Deposits	-	(2,500)
Accounts payable	426,848	(2,390)
Accrued liabilities	41,111	(630,798)
Deferred revenue	(8,058)	(8,577)
Net cash used by operating activities	(415,235)	(1,493,018)

Cash flows used in investing activities:
Purchase of property and equipment	-	(745)
Net cash used by investing activities	-	(745)

Cash flows from financing activities:
Proceeds from sale of stock	-	7,075
Proceeds from related party advance	-	50,000
Proceeds from issuance of debt	50,000	-
Proceeds from issuance of debt - related parties	260,000	1,407,926
Net cash provided by financing activities	310,000	1,465,001

Decrease in cash and cash equivalents	(105,235)	(28,762)
Cash and cash equivalents, beginning of year	118,528	147,290
Cash and cash equivalents, end of year	$13,293	$118,528

Non-cash activity
Conversion of debt and interest to equity	$-	$7,935,733
Common stock issued for services	$795,200	$1,100
Warrants issued with bridge loans	$101,946	$-
Related party payments of accounts payable	$217,392	$-
Cash paid for:
Income taxes	$-	$-
Interest	$15,057	$39,681

The Accompanying Notes are an Integral Part
of the Financial Statements

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1
Nature of Corporation

 Beamz Interactive, Inc.  (the "Company" or “us”) was incorporated in the State of Delaware in 2001.  The Company's operations consist of the development and sales of an interactive laser controller technology (the “Beamz”) that can be used to develop new market opportunities in a wide variety of music, game and consumer applications throughout the world.

Note 2
Summary of Significant Accounting Policies and Use of Estimates

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies and make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. These financial statements include estimates and assumptions that are based on informed judgments and the experience of management. Significant estimates include, but are not limited to, collectability of accounts receivable, the allowance for obsolete inventory, and  valuation of stock issuances,  stock-based compensation and warrants.  We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with the Company’s Audit Committee. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our financial statements may differ materially based upon different estimates and assumptions.
We discuss our significant accounting policies to our financial statements below. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our financial statements due to the estimation process and business judgment involved in their application.
Fair Value of Financial Instruments

In determining the fair value of its financial instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing as of each balance sheet date. The Company’s financial instruments include cash and cash equivalents, deposits, and debt and approximate fair value based on their short maturities or the effective interest rate.  All methods of measuring fair value result in a general approximation of value since valuations are inherently not precise.
Stock-Based Compensation and Warrants
We use the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options and warrants awarded to employees, officers, directors, investors and consultants.  We apply judgment in estimating key assumptions that are important elements in the model and in expensing stock options, such as the expected stock-price volatility, expected stock option life, stock value on the date of grant, and expected forfeiture rates. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with our assumptions and judgments used in estimating these factors,  we may be required to record additional stock-based compensation expense, which could be material to our results of operations.  We have not historically issued any dividends and we do not expect to in the future.  We  use the graded vesting attribution method to recognize compensation costs over the requisite service period for grants to employees and directors.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

Cash and Cash Equivalents

Cash equivalents are considered to be all highly liquid investments purchased with an initial maturity, at time of purchase, of three (3) months or less.

Accounts Receivable, Net

Accounts receivable represents amounts earned but not collected in connection with the Company's sales. Trade receivables are carried at their estimated collectible amounts and are generally unsecured. Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.

 The Company provides an allowance for doubtful accounts based upon an individual review of the accounts outstanding, as well as the prior history of bad debts.  Accounts are considered past due or delinquent based on contractual terms, recent payment activity, and our judgment of collectability.   As of June 30, 2012 and 2011, an allowance has been provided for potentially uncollectible accounts receivable and product returns, in the amounts of $44,425 and $22,515, respectively.  Bad debt expense for the years ended June 30, 2012 and 2011 was $50,009 and nil, respectively.

Prepaid Expenses

Prepaid expenses represent payments for consulting, development, and director fees and are being amortized to expense on a straight-line basis over the related contract periods.

Inventory, Net

Inventory consists primarily of finished products and materials and supplies.  Inventory is stated at the lower of cost or market.  Cost is determined by using the first-in, first-out method.  The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory.  The Company recorded an impairment of inventory of approximately $68,500 in fiscal 2011 related to the write off of the first generation model C6 Beamz product components and the finished goods to the lower of cost or market, which is included in cost of goods sold in the accompanying statements of operations.
At June 30, 2012 and 2011, inventory is comprised of the following:

	2012	2011

Finished goods	$131,372	$176,053
Marketing and media supplies	14,130	16,527
	145,502	192,580
Less: allowance for obsolescence	(6,286)	(6,565)

Inventory, net	$139,216	$186,015

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

Intangible Assets

Intangible assets consist of patents, which for financial statement purposes, were amortized using the straight-line method over the estimated useful life of three years.   The Company has capitalized and is amortizing $85,586 in costs related to the patents.  Amortization expense for the years ended June 30, 2012 and 2011 was $29,095 and $24,019, respectively.  Accumulated amortization as of June 30, 2012 and 2011 was $85,586 and $56,491, respectively.  All patent development costs incurred since January 2009 have been expensed as they were incurred, as they were deemed to have an indeterminate carryforward value.  For the years ended June 30, 2012 and 2011 patent costs were $20,346 and $14,200, respectively, and are included in general and administrative expenses in the accompanying statements of operations.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $387,457 and $594,519 for the years ended June 30, 2012 and 2011, respectively.

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company’s software has been available for general release to customers and, accordingly, no development costs have been capitalized.

Software development costs incurred and included in research and development expense noted above totaled $79,423 and $88,878 for the years ended June 30, 2012 and 2011, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses on the accompanying statements of operations. Advertising expense totaled $177,789 and $120,581 for the years ended June 30, 2012 and 2011, respectively.

Revenue Recognition

Revenues are recognized when a contract has been entered into or an order placed, the price is fixed, shipment of the products to the customer has occurred, or the transfer of title, if later, and collection is reasonably assured.  Amounts billed to a customer related to shipping or handling charges are included in revenues.
Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a reduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  The Company also provides an allowance for sales returns, that is estimated based upon prior experience.  As of June 30, 2012 and 2011, this allowance was $490 and $22,515, respectively.

Property and Equipment

Property and equipment are stated at cost.   Depreciation is provided for on the straight-line method over the estimated useful lives of approximately one to three years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

Concentration of Credit Risk

Management maintains the Company’s cash and cash equivalents in bank accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts, and Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents. There are no balances that exceeded federally insured limits.

During the year ended June 30, 2012 the Company had two customers that represented approximately 34% of net sales.  The Company had no accounts receivable at June 30, 2012 from these customers.  During the year ended June 30, 2011, the Company had four customers representing approximately 85% of net sales.  The Company had accounts receivable of approximately $215,000 at June 30, 2011 from these customers.

During the year ended June 30, 2012, the Company had two vendors representing approximately 77% of purchases. During the year ended June 30, 2011, the Company had one vendor representing approximately 88% of purchases.  If purchases from these vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended June 30, 2012, that are of significance, or potential significance, to us.
In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs .  regarding measurement of fair value and for disclosing information about fair value measurements.  Application of the highest and best use and valuation premise concepts are clarified for use in measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. New disclosures should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  This guidance became effective for the Company on January 1, 2012 and did not have a material effect on the Company’s financial statements.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which will require companies to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value hierarchies and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

Per Share Data

Net loss per share (EPS) of common stock is computed based upon the weighted-average number of common shares outstanding during the year. Net loss equates to loss available to common stockholders as there is no dividend accrued for preferred stock.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and diluted EPS were the same for fiscal 2012 and 2011, as the Company had losses from operations during both years and therefore the effect of all potential common stock equivalents is anti-dilutive (reduces loss per share).  Stock options and warrants representing 209,924 and 54,924 shares of Common Stock were outstanding at June 30, 2012 and 2011, respectively, with exercise prices ranging from $.02 to $.50 per share. Additionally, there were 800,440 shares of Series D preferred stock outstanding at June 30, 2012 and 2011 that were convertible into common stock on a 1 for 10 basis.

Income Taxes

Deferred tax assets and liabilities arise from temporary timing differences between the book and tax basis of accounting for assets, liabilities, and income as well as from timing in the recognition of net operating losses. Deferred income tax assets primarily arise from net operating loss carry-forwards and deferred income tax liabilities are based on the different depreciation and amortization methods used for tax reporting and financial accounting purposes. The Company assesses its ability to realize deferred tax assets based on the current earnings performance and on projections of future taxable income in the relevant tax jurisdictions.  These projections do not include taxable income from the reversal of deferred tax liabilities and do not reflect a general growth assumption but do consider known or pending events, such as the passage of legislation.  The Company’s estimates of future taxable income are reviewed annually.

All tax positions are first analyzed to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained under audit, including resolution of any related appeals or litigation processes.  After the initial analysis, the tax benefit is measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  Our income tax returns are subject to adjustment under audit for approximately the last three years.

If the Company is required to pay interest on the underpayment of income taxes, the Company recognizes interest expense in the first period the interest becomes due according to the provisions of the relevant tax law.

If the Company is subject to payment of penalties, the Company recognizes an expense for the amount of the statutory penalty in the period when the position is taken on the income tax return.  If the penalty was not recognized in the period when the position was initially taken, the expense is recognized in the period when the Company changes its judgment about meeting minimum statutory thresholds related to the initial position taken.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

Going Concern

The Company has incurred recurring losses from operations and has had negative cash flows from operations. As of the date of issuance of these financial statements, the Company does not have adequate cash to continue operations for the next 12 months. In order to address this situation, management is pursuing both a short-term $1,500,000 bridge financing, and a long-term $5 million private placement of equity instruments. As of September 27, 2012,  $432,625 has been funded as part of the bridge financing. Management believes that it will be successful in completing these financing transactions and that as long as at least $2 million is secured as part of its private placement it will be able to execute its current sales, marketing, partner and development plans. However, should the Company be unsuccessful with these financing efforts, it will scale back operations and expects, but has no guarantee, that existing shareholders will continue to support the Company at such reduced levels. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Note 3
Property and Equipment

Property and equipment consists of the following as of June 30, 2012 and 2011:

		2012	2011

Computers and office equipment	3 years	$10,485	$10,485
Tooling	8-12 months	80,550	80,550
		91,035	91,035
Accumulated depreciation		(90,352)	(89,523)

Property and equipment, net		$683	$1,512

For the years ended June 30, 2012 and 2011 depreciation expense was $829 and $56,858, respectively.

Note 4
Note Payable

As of June 30, 2012 and 2011, note payable consists of the following:

	2012	2011

10% Bridge Loan to an entity due October, 2012; unsecured	50,000	-

	50,000	-
Less: unamortized discount for warrants	(6,868)	-
	$43,132	$-

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 4
Note Payable (Continued)

During the year ended June 30, 2012 the Company issued Bridge Loans to related parties (Note 8) and an unrelated entity.  The Bridge Loans also provided for the issuance of warrants at the rate of 50% of the principal amount that are exercisable at $.02 per share (Note 7).  A discount, related to the relative fair value of the warrants at the date of grant, was recorded and is being amortized to interest expenses over the term of the loan under the effective interest method.  The Bridge Loan Agreements provide that each noteholder shall have the option to convert any or all of the principal balance of, and accrued, but unpaid interest on such noteholder’s Bridge Promissory Note into securities offered in an equity financing of the Company of $2,000,000 or more consummated after the date of the Bridge Loan Agreements at a 10% discount to the terms of such financing.  The closing of such financing has not occurred as of the date of the financial statements.  If we do not raise $3,000,000 or more before December 31, 2012, then the maturity date of the Bridge Promissory Notes automatically extends to the sooner of December 31, 2014 or when such funds are raised.  In that case, additional warrants to purchase Common Stock at an exercise price of $0.02 per share shall be issued to each noteholder in an amount equal to 1 share of Common Stock for each $2 of principal amount of the Bridge Promissory Notes issued to the noteholders.  No principal or interest has been paid on the Bridge Promissory Notes.

Note 5
Commitments

During March 2009, the Company entered into a consulting agreement for business and product development.  The contract provided for the issuance of Series C Preferred Stock and Notes in the amount of $50,000 to be earned on a month-to-month basis through the term of the agreement.  In addition, the agreement provided for monthly payments of $4,000 beginning July 2009 and will automatically renew for successive one year periods unless terminated by the parties. During the year ended June 30, 2012 the parties agreed to an increase in the payments to $10,000 per month. The agreement may be terminated up to 60 days prior to a renewal term.

The Company is a party to various licensing agreements with regards to music and video content and the use and sale of same with its product and through its website.  The agreements have varying terms and include royalties based on the sales or use of the aforementioned licenses.  The terms range from a royalty equal to 17.5%  to 25% of the net revenues or a floor rate of $.15 to $.30 per record in each electronic transmission record.  For the years ended June 30, 2012 and 2011, royalty fees under these licenses were approximately $9,300 and $9,800, respectively, and are included in cost of sales on the statement of operations.

During October, 2010, the Company entered into a consulting agreement for the performance of the duties of Engineering and Supply Chain Manager, terminating December 2011.  The consulting fee was at a rate of $7,729 per month commencing November 2010, plus bonuses to be paid based on the achievement of certain goals.  In addition, the consultant  received 18,034 shares of common stock and debt valued at $12,023. The agreement was subsequently extended through December 31, 2012. Future payments on the contract for the year ended  June 30, 2013 are approximately $47,000.

-
BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5
Commitments (Continued)

During May, 2011 the Company formed a partnership (the Beamz Cypher Partnership, LLC) with Cypher Entertainment, Inc. (Cypher).  Simultaneously, the Company entered into a ten (10) year license agreement with  Beamz Cypher Partnership, LLC granting  a worldwide, non-exclusive right and license to develop, modify and/or manufacture the Beamz Products and any additional products approved by the Company. On August 30, 2012 the Company restructured its licensing arrangement with Cypher by terminating its joint venture in favor of entering into a license agreement directly with Cypher (the “Cypher License Agreement”) and the release, by both parties, of any past financial obligations. Pursuant to the Cypher License Agreement, the Company granted Cypher a worldwide, exclusive right and license to develop and manufacture the Smart Phone Beamz Player and market it to online and in-store mass retail channels. Beamz has retained the right to market the new product to a range of other channels, including the professional, DJ, retirement, education, special needs and select internet consumer markets. The Cypher License Agreement provides for payments to Beamz for the use of the Beamz Content included on the Smart Phone Beamz Player equal to $1.50/Unit plus 100% of the out-of-pocket third-party royalties associated with such Beamz Content.  In addition, for each Unit sold by Cypher, Cypher will pay Beamz a royalty equal to thirteen (13%) of the manufacturer contract purchase price for such product. Similarly, Beamz will purchase Smart Phone Beamz Players from Cypher at cost plus thirteen percent (13%) of manufacturer cost for Beamz sales of such new product. Beamz has retained the right to develop, manufacture or license any other products or versions of the Beamz Products it desires other than the Smart Phone Beamz Player product family.  The new  product will be owned 50% by Cypher and 50% by us, and will be distributed to the retail consumer channel by Cypher. We will distribute the new product to other channels, including the professional, DJ, retirement, education, special needs and select internet consumer markets.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has had limited operations and no pending litigation or potential claims. As a result of these items, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2012 and 2011.

Note 6
Income Taxes

We have incurred losses since operations commenced in 2001.  We currently have net operating loss carryforwards for Federal and State income tax purposes of approximately $12,300,000 and $10,400,000, respectively. The Federal net operating losses expire as follows: June 30, 2022 – $1,700,000, June 30, 2023 - $1,800,000; June 30, 2024 - $1,800,000, June 30, 2025 - $2,200,000, June 30, 2026 - $2,800,000, and June 30, 2027 - $2,000,000. The State net operating losses expire as follows: June 30, 2013-$1,800,000, June 30, 2014-$1,800,000, June 30, 2015-$2,200,000, June 30, 2016-$2,600,000, June 30, 2017-$2,000,000. The deferred tax assets derived from these net operating losses are fully reserved by a valuation allowance as management has determined that it is more likely than not that the deferred tax assets will not be realized.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6
Income Taxes (Continued)

A reconciliation of statutory rates is as follows as of June 30:
	2012		2011

Statuatory rate	34.0%		34.0%
State income taxes, net of federal	5.0%		5.0%
Reduction in valuation allowance related to net operating loss carry-forwards	(39.0	) %	(39.0	) %

	0.0%		0.0%

As of June 30, 2012 and 2011, the deferred tax asset is as follows:

	2012	2011

Deferred tax asset - net operating loss carryforwards	$4,700,000	$4,000,000
Less valuation allowance	(4,700,000)	(4,000,000)

Net deferred tax asset	$-	$-

A reconciliation of anticipated tax benefits of net operating losses is as follows for the years ended June 30, 2012 and 2011:

	2012	2011

Federal benefit of net operating losses	$623,000	$980,000
State benefit of net operating losses	77,000	120,000
Change in valuation allowance	(700,000)	(1,100,000)
Net benefit of net operating losses	$-	$-

As of June 30, 2012 and 2011, the Company had no unrecognized tax benefits or liabilities due to uncertain tax positions.

Note 7
Equity

Common Stock

As of June 30, 2012, the Company has 50,000,000 shares of stock authorized, 40,000,000 shares of which have been designated as common stock, $.001 par value. There were 14,146,082 and 12,802,080 shares issued and outstanding as of June 30, 2012 and 2011, respectively.

During October 2011, the Company issued 560,000  shares of common stock to various contractors and officers and directors for services that were valued at $.02 per share. Subsequent to December 31, 2011 through June 30, 2012, the Company issued 784,002 shares of common stock to various contractors, officers, and directors for services that were valued at $1 per share based on the current price of the common stock being sold in the private offering.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7
Equity (Continued)

Preferred Stock

As of June 30, 2012 the Company has 10,000,000 shares of preferred stock authorized, $.001 par value, of which    1,300,000 shares are authorized as Series D Convertible Preferred Stock (“Series D”).  There are 800,440  shares of Series D Convertible Preferred Stock issued and outstanding at June 30, 2012 and 2011.  The Series D Preferred Stock is convertible into 10 shares of common stock and has a liquidation preference of $10 per share.

Prior to June 30, 2011 there were other Series of preferred shares issued and outstanding. Effective June 11, 2011 all classes, with the exception of Series D, were converted into common shares at a rate of 1 to 1 and those series were canceled.  Those series included Series A, Series A-1, Series B, and Series C Convertible Preferred Stocks.

Commitment

Pursuant to the July 2010 Bridge Loan Stock Purchase and Security Agreement (the “Loan”), each cash lender under the Loan Document, simultaneously with the consummation of a Sale Event shall be entitled to a fee in an amount equal to two hundred percent (200%) of the original principal amount loaned by such Lender to the Company, regardless of whether such Lender's Note is outstanding at that time, and such fee shall be paid to the Lenders in preference above any amounts owed by the Company to its other stockholders.  The aggregate amount of such preference payments equals $2,815,850 as of June 30, 2012.

Warrants and Options

During December 2007 the Company granted a consultant the warrants to purchase 750 shares of common stock of the Company at an exercise price of $0.50 per share. The warrants were granted under the 2004 Stock Option Plan and fully vested as of December 2010. The warrants expire in December 2017.

Pursuant to the April 2008 Loan and Security Agreement, as additional consideration for each of the Loans, the Company granted the Lenders warrants with the right to purchase a number of shares of the Company's common stock equal to thirty percent (30%) of the principal amount of the Lender's Note multiplied by two (2), or an aggregate of 10,500 warrants.  Further, the Loan and Security Agreement provided for the grant of warrants to purchase 7,796 shares of common stock to certain holders of Series B Preferred Stock.  All of the aforementioned warrants are exercisable at $0.50 per share and expire in March 2018.

Pursuant to the Bridge Loan Financing Agreement, as additional consideration for each of the Loans, the Company granted the Lenders warrants with the right to purchase a number of shares of the Company's common stock equal to fifty percent (50%) of the principal amount of the Lender's Notes. As of June 30, 2012, 155,000 warrants were issued pursuant to the Bridge Loan Financing Agreement.  The warrants are exercisable at $.02 per share and expire in January 2015. As the warrants were issued with the bridge loans, the relative fair value of same was allocated between the debt proceeds and the warrants and the warrant relative value of approximately $102,000 reflected as a discount on the debt that will be amortized over the term of the debt.

2004 Incentive Compensation Plan

The Company has adopted the 2004 Incentive Compensation Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive and non-incentive stock options.  The Company has reserved 750,000 shares of common stock for issuance underlying the grants under the Plan. As of June 30, 2012, 29,825 options under the plan are outstanding. Options and warrants generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7
Equity (Continued)

Warrants and Options (continued)

2009 Incentive Compensation Plan

In January 2009, the Company adopted the 2009 Incentive Compensation Plan (the "2009 Plan") that permits the issuance of options or shares to selected employees and directors of, and consultants to, the Company.  The Plan was amended in January 2012 to reserve 1,150,000 shares of Series C Preferred Stock for issuance underlying the grants of stock, stock options and warrants.  As of June 30, 2012, 765,906 shares of Series C Preferred Stock were issued pursuant to the Plan.  Options generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.
A summary of the options and warrants issued under the Plan is presented in the table below:

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Aggregate Fair Value

Outstanding at June 30, 2010	$0.50	54,924	6.99	$55
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2011	0.50	54,924	5.99	55
Granted	0.02	155,000	2.51	151,900
Expired	-	-	-	-
Outstanding at June 30, 2012	$(0.04)	209,924	3.16	$151,955

For purposes of determining the fair values of warrants using the Black-Scholes option pricing model, the Company used the following assumptions in the year ended June 30, 2012; expected volatility 150%, risk-free interest rate 1%, warrant life of 3 years and expected dividend rate of 0%.

The options and warrants are subject to various vesting periods up to thirty six months and all are fully vested and exercisable at June 30, 2012.   The options and warrants expire on various dates between January, 2014 and October, 2018. Additionally, the options had no intrinsic value as of June 30, 2012.  Intrinsic value arises when the exercise price is lower than the trading price and as of the date of these financial statements there is no trading price for the stock. Options and warrants outstanding at June 30, 2012 had no unrecognized compensation costs, and were fully exercisable.

The Company initiated a private placement of 5,000,000 shares of common stock in August, 2012. The common shares were offered at $1.00 per share and include a stock warrant for the purchase of 50% of the shares purchased at an exercise price of $1.25 per share with a term of three years.   The Company also initiated a bridge financing of up to $500,000 in January 2012, which bridge will be paid with 10% interest upon the closing of the private placement.  Bridge investors also received 50% warrant coverage with their investment. The bridge financing was increased to $1,500,000 in August, 2012.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8
Related Party Transactions

During the years ended June 30, 2012 and 2011, the Company entered into the following transactions with related parties:

Notes payable to related parties consisted of the following at June 30, 2012 and 2011:
	2012	2011
10% Bridge Loan to various individuals or entities due
October, 2012; unsecured	260,000	-
Less: unamortized discount	(38,167)	-
	$221,833	$-

At June 30, 2012 and 2011, the Company had a payable to an entity controlled by the chief executive officer in the amount of $267,392 and $50,000, respectively.  The payable is non-interest bearing, uncollateralized, and due on demand.

During fiscal 2011 the Company issued 611,563 shares of common stock, valued at $612 to two officers for services.

During fiscal 2011 certain related parties holding 1,853 shares of Series C preferred stock converted the shares to common stock on a one for one basis and related party debt and accrued interest, in the aggregate amount of $2,203,280 was converted to Series D preferred stock at $1 per share.

During fiscal 2011, the Company secured bridge financing from related parties in the approximate amount of $1,398,000.  The debt was issued with 5,400 shares of common stock valued at $5,400.  In addition, debt and common stock were issued under the bridge loan for services.  The 486 shares of common stock were issued for services and valued at $486.  The bridge loans and accrued interest, in the aggregate amount of $1,460,595 were converted to Series D preferred stock in June, 2011 at $1 per share.

The Company has entered into a consulting agreement for business development and project management with an entity owned by an officer.  The agreement provides for a monthly fee of $10,000 and is cancellable by either party by giving a 60 day notice. As of June 30, 2012, $64,000 is due and payable on the contract.

During May 2011, the Company entered into a partnership agreement with Cypher Entertainment, a significant customer.  The Beamz Cypher Partnership was formed to license the sale of the Beamz product and content.  There was no activity in the partnership through June 30, 2012, and the partnership agreement was subsequently terminated as discussed in Note 9.

During October 2011, the Company issued 500,000 shares of common stock for financial guarantees.  The stock was valued at $0.02 per share. The financial guarantees relate to two credit cards with an aggregate credit limit of $45,000 that were guaranteed personally by the CEO.

During January 2012, the Company issued 270,000 shares of common stock for Board fees and officer compensation.  The stock was valued at $1 per share.

During March 2012, the Company issued 25,000 shares of common stock for Board fees which were valued at $1 per share.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9
Subsequent Events

During July 2012 the Company approved the grant of 325,000 shares of common stock to various contractors and artists.   As of September 27, 2012, 245,000 of those shares have been issued. In addition, 25,000 shares granted as compensation for the audit committee chair and accrued as of June 2012 were also issued as of September 27, 2012.

Effective August 13, 2012, the Company entered into the Pooled Vehicle Participation Agreement.  The intent of the agreement is to raise money through a third party which was formed to acquire interests in a portfolio of business ventures.  The third party has been granted 1,500,000 warrants to purchase common stock at an exercise price of $1 per share expiring in August 2013.  In addition, the third party will receive a fee of $3,000 per month through the expiration of the warrants or a 120 day notice by either party to terminate the contract and a commission of 10% of the proceeds received for the exercise of the warrants.

In July 2012, the Company entered into a consulting agreement for financial services with a consulting firm. The contract is for six months and includes the issuance of 10,000 shares of common stock and additional monthly equity compensation upon securing an equity investment from a funding source.

During July and August 2012, the Company granted 61,313 warrants pursuant to the 2012 Bridge Loans and recorded approximately $123,000 in additional loans of which $100,000 were from a related entity.

On August 30, 2012 we restructured our licensing arrangement with Cypher by terminating our joint venture in favor of entering into a license agreement directly with Cypher (the “Cypher License Agreement”).  In conjunction with the restructuring, the Company will issue 25,000 shares of Series D Preferred Stock to Cypher. See Note 5.

During August, 2012, 25,000 warrants, issued pursuant to the bridge financing, were exercised by a third party.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012 because of the material weakness discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2012 as a result of the identification of the material weakness described below.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2012, the Company determined that there were control deficiencies that constituted a material weakness, as described below.

The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training to analyze, review, and monitor the accounting of year-end adjustments and disclosures that are significant or non-routine. This material weakness resulted in errors in the preliminary June 30, 2012 financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Due to this material weakness, management concluded that our internal control over financial reporting was not effective as of June 30, 2012. While the Company has identified certain material weakness in its system of internal control over financial reporting, it believes that is has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and, when resources permit, they will alleviate the material weakness through various steps.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.   OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of June 30, 2012:

Name	Age	Position(s)
Directors and Executive Officers

Charles R.Mollo	61	President, Chairman of the Board and Chief Executive Officer
Albert J.IngallineraJr.	42	Vice President Product Management and Business Development
Jeff Doss	50	Director
Jerry Riopelle	70	Director
Thomas F.Gardner	52	Director
Jeffrey R.Harris	63	Director
Joan Brubacher	58	Director

Board of Directors

Charles R. Mollo, CEO –Charlie Mollo has served as a director since 2007, and as our President, Chairman of the Board and CEO since January of 2009, and is responsible for the overall management of our business strategy including development of product sales channels, marketing, finance and product development. As a successful business leader, Mr. Mollo has worked in a number of industries including wireless telecommunications, consumer electronics, computers, child care and real estate, growing privately-owned entrepreneurial start-up organizations into leading publicly-traded companies. His management experience with mergers and acquisitions, financing, venture capital, strategic planning and technology, and his passion for music have earned him his role as our leader and CEO.

Prior to joining Beamz Interactive, Mr. Mollo was a co-founder and Chairman, President and CEO of Mobility Electronics, Inc. (now iGo, Inc.), a NASDAQ company focused on developing and marketing innovative products for the converging mobile electronics industry from May 1995 to June 2007 (from June 2007 until January of 2009, Mr. Mollo primarily managed his personal investments and consulted with various parties). Mr. Mollo also helped build Alliance Telecommunications Corporation in the late 1980s and early 1990s. This wireless telecommunications company went from start-up to just under $100 million in revenues, and was successfully sold in July 1992 to a New York Stock Exchange listed company.  Other notable accomplishments include the management of a variety of venture investments, including a $150 million venture capital fund for Meadows Resources, and managing  New Vistas Investments Corporation, a New Mexico real estate and investment company, Mr. Mollo has an MBA from the University of New Mexico, a Master’s in Electrical Engineering from Newark College of Engineering, NJ Institute of Technology and a Bachelor’s in Electrical Engineering from Manhattan College.

Albert J Ingallinera Jr., VP Product Management and Business Development – Joining Beamz Interactive in March of 2009 as Vice President, Product Management and Business Development, Mr. Ingallinera is responsible for leading product management and marketing, including messaging, advertising and public relations, channel marketing and website development and management. Mr. Ingallinera has more than 20 years experience launching new hardware and software technology products into consumer, business and vertical markets.

Prior to Beamz Interactive, Mr. Ingallinera was the Vice President of Sales and Marketing for Ambir Technology, Inc., a digital imaging product manufacturer and scanner software provider, from January 2003 toApril 2009. In this role, Mr. Ingallinera contributed to the establishment of Ambir as a leading provider of ID card imaging and scanning technology products in the healthcare market through branding, event marketing and business development initiatives. Mr. Ingallinera ventured into the mobile computer world in 1998, when he took a sales and product marketing position with CNF Mobile Solutions, a PC notebook peripheral manufacturer. He eventually moved to Mobility Electronics, Inc. (now iGo, Inc.), where he became the Director of Corporate Marketing and Market Development. Since 1991, Mr. Ingallinera has worked with leading computer product technology manufacturers, distributors and resellers, holding various leadership positions in sales, marketing, business development and product management. Other past employers include Iomega Corporation and Merisel Corporation. Mr. Ingallinera received a Bachelor in Business Administration degree from the University of San Diego and an MBA from the University of Maryland’s Robert H. Smith Business School.

Jeff Doss -  As founder, President and CEO of Hotwire Development, LLC, an industrial design and product development company, Mr. Doss has built a solid reputation in consumer and mobile computing product markets. Since December of 2005, Mr. Doss has also served as CEO of ShowerStart, LLC, an innovative water and energy saving green company that produced a patented state-of-the-art showerhead. Prior to forming Hotwire in December of 2002, Mr. Doss worked as the Co-Founder, VP Product Development, Technology & Marketing for Mobility Electronics, Inc. (now iGo, Inc.).  Prior to iGo, Mr.Doss worked with Mr. Mollo at Andrew Corporation where he developed a variety of wireless telecommunication accessories, and was the president and owner of Unitech Industries, Inc., a wireless telecommunications power and accessories company.  Mr. Doss graduated from Arizona State University with a Bachelor of Science degree in Finance. Mr. Doss’s background and experience in leadership roles at a variety of technology companies, and his broad consumer electronics product development experience,  allows him to provide valuable guidance to the Board in a variety of areas including strategy, product development,  and management.

Jerry Riopelle - As the inventor of the Beamz, Mr. Riopelle has taken his 40 years of experience as an accomplished musician, songwriter and producer, and funneled it into the creation of the Beamz music system.

Mr. Riopelle started creating the Beamz music system in 2001 after many years of envisioning an instrument that could activate sound with laser beams. With Mr. Riopelle’s passion for making music, he envisioned an instrument that anyone could play, that would feature many dimensions of sound that would always work together no matter how they were combined and that would provide a new performance element for accomplished musicians like himself.

Raised in Tampa, Florida, Mr. Riopelle moved to Los Angeles to begin his music career in the 1960s by learning the ropes of independent record production. After playing drums for the Hollywood Argyles he signed on as a staff songwriter for Screen Gems. Upon hearing a single Mr.Riopelle had written and produced with Clydie King titled, “The Thrill is Gone,” PhilSpector hired Mr. Riopelle as a staff writer and producer for Phillies Records.

Mr. Riopelle soon produced a Top 20 hit, “Home of the Brave,” recorded by Bonnie& The Treasures. He also produced Top 40 singles for recording artists April Stevens & Nino Tempo and The Parade. That success earned Mr.Riopelle a job as producer at A&M Records as well as a staff writing position at Irving Music. During that time he wrote and produced for The We Five, Brewer & Shipley, The Parade and Shango, and had songs covered by Herb Alpert, LeonRussell and later KennyLoggins, Rita Coolidge, Meat Loaf and many others. During his years in Hollywood, Mr. Riopelle also wrote numerous songs and musical pieces for films and television shows.

Mr. Riopelle joined the Board in 2001, and his experience in the music industry provides the Board with  unique and valuable contacts and a perspective on issues such as  technology development, music and video production, strategy, and music licensing strategy.

Thomas F. Gardner – Mr. Gardner is the founder of Gardner Real Estate Company. As a commercial real estate entrepreneur, broker and investor since 1983, Mr. Gardner seeks out opportunities to fund and invest in innovative technology. Mr. Gardner joined the board in late 2008.

Upon graduation from Arizona State University in 1982, Mr. Gardner obtained a Series 3 license and traded commodity futures. After a year, he was offered a Marketing Director position with a medium-sized development company, and relocated to Dallas to establish its Texas office. At the same time, he obtained a Texas real estate license and began his nearly three-decade adventure in commercial real estate brokerage, investment, and, ultimately, development.

After 10 years in Dallas, Mr. Gardner returned to Phoenix and established Gardner Real Estate Company, of which he has served as a principal since 1993. An Arizona licensed, full-service commercial real estate brokerage, its varied completed transactions range from the sale of Mirabel, a 1000 acre luxury golf course community in far north Scottsdale, to the Villages of Queen Creek, another golf course community located in the far southeast valley, and other deals located geographically in between. Gardner Real Estate Company has evolved over time into a consulting firm as well, for services ranging from bankruptcy guidance to land entitlement to asset management. It also served as the development vehicle for investment in and construction of a large mixed-use project named Villa Pallavicini, in Chandler, Arizona.

Mr. Gardner has been active in various fund raising activities for Arizona State University. Initially he was instrumental in raising $1 million to establish the endowment for the Furst Private Equity program in the College of Business, and has since been heavily involved in the Sun Angel Foundation, acting as Chair of the Sun Angel Foundation Committee, and creator and Chairman of several significant event committees responsible for raising in excess of another $1 million.

Mr. Gardner’s financial background and investment experience provide the Board a valuable perspective on a variety of financial and operational matters.

Jeffrey R. Harris -Jeff Harris is a proven executive manager with a technical engineering background and an established track record of managing people and processes to identify, define, develop and achieve goals and objectives. Mr. Harris joined the Board in April 2010, and brings to the Board a perspective and expertise developed as the result of a broad range of general management, board, financing, investment, M & A, and strategic planning experience in a number of industries including the following areas:

•	Consumer electronics

•	Electric power production and delivery

•	Real estate development and management

•	Contract negotiations and administration

•	Environmental approvals and licensing

•	Regulatory, financial and legal compliance

•	Accounting and tax issues

Since March of 1993, Mr. Harris has served as President of New Vistas Investment Corp., a technology investment and real estate development and management company in Albuquerque, New Mexico. He is also an active angel investor and practicing consultant in a number of local entrepreneurial start-up companies. He has served on the board of directors of several companies and organizations, including Advent Solar, iGo, Inc. and the Border Trade Alliance.

Mr. Harris is a registered professional engineer in the state of New Mexico. He previously retired from Public Service Company of New Mexico in 2002, where he had worked since 1972, most recently as Director, International Business Development.

Joan Brubacher- Ms. Brubacher, who joined the Board in March of 2012, has served as a principal and Chief Financial Officer at Resolute Commercial Services since October of 2009. Prior to joining Resolute, Ms. Brubacher served as an outside consultant for various companies from February 2009 to October 2009.  Ms. Brubacher served as the Executive Vice President and Chief Financial Officer for iGo, Inc., where she was a member of the team that took the company public in 2000, until February of 2009. Prior to her tenure at iGo, Ms. Brubacher was employed at several private small and start-up companies where she served as Controller, Chief Financial Officer and Chief Operating Officer. She started her career on the audit staff of Ernst & Whinney (now Ernst & Young). She holds a Bachelor of Science Degree in Business Administration with Concentration in Accounting from Kansas State University. Ms. Brubacher brings the Board valuable public company and CFO experience and insight on a broad range of financial and operational issues.

None of the officers or directors listed above have been involved with or subject to, in the last ten years, any of the legal matters set forth under Item 401(f) of Regulation S-K.

BOARD COMPOSITION AND COMMITTEES

We may expand the number of members constituting our Board of Directors and will seek persons who are “independent” within the meaning of the rules and regulations of NASDAQ to fill vacancies created by any expansion.  We currently have an audit committee and a compensation committee with the following members:

Audit Committee:     Joan Brubacher (Chair) and Jeffrey Harris

Compensation Committee:   Jeffrey Harris (Chair) and Jeff Doss

The Board meets periodically throughout the year as necessity dictates.  No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

We believe both Joan Brubacher and Jeffrey Harris qualify as “audit committee financial experts” under applicable regulations of the Securities and Exchange Commission.

DIRECTOR COMPENSATION

We do not pay our directors a fee for attending scheduled or special meetings of our board of directors.  We intend to reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.  We also provide each director with $25,000 in non-cash compensation each year. In the future we might have to offer additional compensation to attract the caliber of independent board members the Company is seeking.

Indebtedness of Directors and Executive Officers

None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our directors or executive officers.

Code of Ethics

On September 17, 2012, we adopted a Code of Ethics applicable to our principal executive, financial and accounting officers. The Code of Ethics can be found on our website at http://thebeamz.com/codeofethics.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company has determined that, as of the effectiveness of our Registration Statement on Form 10, none of its directors or officers had filed their initial statement of beneficial ownership on Form 3, but (i) as of the date hereof, all such forms (together with any reports of changes in ownership) have been filed as required and (ii) the holdings reported on such forms do not differ from the holdings reported as being held by such reported persons in our Registration Statement on Form 10.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded or paid to, or earned by (i) our Principal Executive Officer and Principal Financial Officer, and (ii) our only other officer for whom such disclosure may be deemed to be required by Item 402 of Regulation S-K, for the years ended June 30, 2012 and 2011. We refer to these officers in this report as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive compen- sation ($)	Non- qualified deferred compen- sation earnings ($)	All other compen- sation ($)	Total ($)
Charlie R. Mollo, Principal Executive Officer and Principal Financial Officer	2011	119,8201	—	1802	—	—	—	—	120,000
	2012		—	120,0003	—	—	—	—	120,000
Albert J. Ingallinera Jr., VP Product Management and Business Development	2011	72,0004	—	4325	—	—	—	—	72,432
	2012	102,0006	—	—	—	—	—	—	102,000

1 Promissory notes were issued to TM 07 Investments, LLC, an entity controlled by Mr. Mollo, in lieu of a like amount of cash compensation owed for services provided in 2011 . The promissory notes were subsequently exchanged for shares of Series D Convertible Preferred Stock.

2 Reflects 180,000 shares of Common Stock issued at a price of $0.001 per share, in lieu of $180 in cash compensation owed for services.

3  Reflects 120,000 shares of Common Stock issued for 2012, which was valued on our financial statements at $1/share.

4  Reflects $72,000 in cash compensation payable to Evolution Marketing, Inc.

5 Reflects 431,563 shares of Common Stock issued at a price of $0.001 per share, in lieu of $432 in cash compensation owed for services.

6 The current contract is at a rate of $10,000 per month.  As of June 30, 2012, $64,000 is due and payable under the contract.

Outstanding Equity Awards at June 30, 2012

As of June 30, 2012, there were  no unvested stock awards outstanding, or other outstanding equity awards held by our named executive officers that would be required to be disclosed pursuant to Item 402(p) of Regulation S-K, other than the unexercised options set forth below.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Charles R. Mollo(1)	750	—	—	$ .50	December 19, 2017

(1) Issued to TM 07 Investments, LLC, an entity controlled by Mr. Mollo. and fully vested at June 30, 2012.

Option Exercises

None of our named executive officers exercised stock options in fiscal 2012 or 2011.

Consulting Agreements

The Company has entered into a consulting agreement with Evolution Marketing, Inc., pursuant to which it has paid for the services of Albert J. Ingallinera, Jr.,  our Vice President of Product Management and Business Development. A total of $102,000 was expensed by the Company  with respect to Mr. Ingallinera’s services for the year ended June 30, 2012, $64,000 of which remains outstanding as of June 30, 2012.  The agreement is cancellable by either party with a 60 day notice and is currently at a rate of $10,000 per month.

For services provided by Charles R. Mollo as President and CEO of the Company, TM 07 Investments, LLC receives $120,000 per year in non-cash compensation.   In fiscal 2011 the yearly compensation was in the form of a bridge note and Common Stock that was issued upon the same terms as a then current financing as described in Item 13 under the heading “2010 – 2011 Bridge Loans”.  The principal and interest of the note was later converted into Series D Convertible Stock pursuant to the terms also set forth under that heading. In fiscal 2012 the yearly compensation as in the form of 120,000 shares of common stock which was valued on our books at $1/share.

2012 Director Compensation

The following table sets forth information with respect to the compensation of our directors in fiscal 2012. (As no option award, non-equity incentive plan compensation, or non-qualified deferred compensation was granted to a director in fiscal 2012, columns (d), (e), and (f) of the table required by Item 402(r) of Regulation S-K have been omitted.)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Joan Brubacher	$0	$25,000	$—	$25,000
Jeff Doss	0	25,000	—	25,000
Thomas Gardner	0	25,000	—	25,000
Jeffrey Harris	0	25,000	—	25,000
Charles Mollo	0	25,000	—	25,000
Jerry Riopelle	0	25,000	—	25,000

1. During the fiscal year ended June 30, 2012, the Director compensation was paid in the form of 25,000 shares of Common Stock, which was valued at $1/share.

2. As of June 30, 2012, other than the options for purchase of 750 shares of common stock beneficially owned by Charles Mollo as described above under “Outstanding Equity Awards as of June 30, 2012,” there were no outstanding options or unvested stock grants held by directors.

Benefit Plans

2004 Incentive Compensation Plan.  We adopted the 2004 Incentive Compensation Plan and amended it on December 19, 2007 to enable us to attract, retain and motivate our officers, directors, employees and consultants. Of the 750,000 shares of Common Stock that were eligible for issuance pursuant to awards made under this plan, 29,825 shares of Common Stock were subject to options outstanding as of June 30, 2012. As of such date, the outstanding options had a weighted average exercise price of $.49 per share and had expiration dates ranging from January 14, 2014 to October 15, 2018. Although this plan remains in effect and options under the plan remain outstanding, we ceased making awards under the plan upon the adoption of our 2009 Incentive Compensation Plan.

2009 Incentive Compensation Plan.  We adopted our 2009 Incentive Compensation Plan on January 27, 2009, and subsequently amended the plan on December 7, 2009, and January 31, 2012.  The principal purpose of the plan was to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.  Of the 1,150,000 shares of Common Stock that were eligible for issuance pursuant to awards made under the 2009 Incentive Compensation Plan, as of June 30, 2012, 765,906 shares had been issued pursuant to the Plan.

2009 Deferred Compensation Plan.  We adopted our Non-Qualified Deferred Compensation Plan  on February 23, 2009. The principal purpose of the plan was to allow for the payment to officers and employees certain deferred compensation in compliance with Internal Revenue Code Section 409A.

Effect of Change of Control.  Upon the occurrence of a change of control, the Board of Directors may:

•	accelerate, vest or cause the restrictions to lapse with respect to all or any portion of an award under the 2004 and 2009 Incentive Compensation Plans;

•	cancel such awards for fair value (as determined by the compensation committee); and

•
provide for the issuance of substitute awards that will substantially preserve the otherwise applicable terms of any affected awards previously granted under the 2004 and 2009 Incentive Compensation Plans, as determined by the Board of Directors or a designated committee

The Deferred Compensation Plan provides that with respect to plan participants, plan distributions are to be made upon a majority change in ownership of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of October 5, 2012, regarding the beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, who is known by us to own beneficially five percent or more of our Common Stock or preferred;

•	each of our directors;

•	each of our named executive officers; and

•	all our directors and executive officers as a group.

Percentage ownership calculations for beneficial ownership are based on 14,416,082 shares of Common Stock and 825,440 shares of Series D Convertible Preferred Stock outstanding as of October 5, 2012.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission (the “SEC”). These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of Common Stock issuable pursuant to the exercise of stock options and warrants, or conversion of shares of preferred stock or convertible debt, that are either immediately exercisable or exercisable within 60 days of October 5, 2012.  These shares are deemed to be outstanding and beneficially owned by the person holding those options, warrants or convertible shares or notes for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Common Stock		Preferred Stock
Name (1)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Number of Shares Beneficially Owned	Beneficial Ownership Percentage (2)	Total Voting Power (3)
5% Stockholders
New Vistas Investment Corp. (4)	4,065,246	26.37%	97,796	12.18%	17.93%
CJMO, LLC (5)	2,168,643	13.87%	121,532	15.14%	9.57%
Bob Flowers (6)	2,627,209	17.19%	85,646	10.67%	11.59%
TM 07 Investments, LLC (7)	1,811,496	12.20%	35,256	4.39%	7.99%
CRM 008 Trust (8)	1,224,520	8.42%	6,810	0.85%	5.40%
La Luz LLC (9)	887,374	6.16%	76	0.01%	3.91%
Oak Stream Investors II, Ltd. (10)	866,169	5.77%	58,019	7.23%	3.82%

Directors and Named Executive Officers
Charles R. Mollo (11)	10,263,304	63.38%	262,701	32.72%	45.16%

Jeff Doss (12)	557,060	3.80%	24,153	3.01%	2.46%
Jerry Riopelle (13)	552,410	3.79%	16,590	2.07%	2.44%
Al Ingallinera (15)	649,632	4.43%	24,230	3.02%	2.87%
Tom Gardner (16)	1,020,474	6.83%	51,750	6.45%	4.50%
Jeffrey R. Harris (17)	5,204,797	31.42%	139,135	17.33%	22.96%
Joan Brubacher (18)	90,323	0.63%	3,018	0.38%	0.40%
All directors and executive officers as a group (7 persons)	14,272,754	82.80%	420,763	40.22%	46.57%

(1)	The address of each officer, director and 5% stockholder listed below is c/o Beamz Interactive, Inc., 15354 North 83rd Way Suite 102, Scottsdale, AZ 85260.
(2)
Beneficial ownership is calculated in accordance with SEC rules and regulations. For the purpose of computing the percentage ownership of each beneficial owner, any securities that were not outstanding but that were subject to options, warrants, rights or conversion privileges held by such beneficial owner exercisable within 60 days were deemed to be outstanding in determining the percentage owned by such person, but were not deemed outstanding in determining the percentage owned by any other person.

(3)	Reflects the total voting power of such person or entity when both Common Stock and preferred stock vote together as a single class, on an as-converted, fully diluted basis.
(4)
Includes 977,958 shares issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 25,000 shares issuable upon exercise of warrants.  Mr. Mollo, our President, CEO and Chairman, serves as the trustee of trusts owning a total of 73.36% of the issued and outstanding stock of New Vistas Investment Corp., and Mr. Harris, a member of our Board, owns 24.13% of the issued and outstanding stock of New Vistas Investment Corp. and serves as the President, of New Vistas Investment Corp.

(5)	Includes 1,215,322 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock. Mr. Mollo serves as a manager of CJMO, LLC.
(6)	Includes 856,461 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 2,535 shares of Common Stock issuable upon exercise of warrants.
(7)
Includes 352,562 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 750 shares of Common Stock issuable upon the exercise of stock options and 77,150 shares of Common Stock issuable upon exercise of warrants.  Mr. Mollo serves as a trustee of trusts owning 100% of the membership interests of TM07 Investments, LLC, and also serves as a manager of TM07 Investments, LLC.

(8)
Includes 68,100 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock as well as 50,400 shares issuable upon exercise of warrants.  Mr. Mollo serves as a trustee of CRM 008 Trust.

(9)
Includes 756 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock.  Mr. Mollo serves as a trustee of CRM 008 Trust, which owns 100% of the issued and outstanding membership interests of La Luz LLC.

(10)	Includes 580,194 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 2,517 shares issuable upon exercise of warrants.
(11)
Includes all shares beneficially owned by the following entities over which Mr. Mollo may be deemed to exercise voting or dispositive control: New Vistas Investment Corp. (see footnote (5) above), CJMO, LLC, TM 07 Investments, LLC (see footnote (7) above), CRM 008 Trust (see footnote (8) above), and La Luz LLC. Also includes (i) 106,021 shares of Common Stock (including 12,310 shares issuable upon conversion of shares of Series D Convertible Preferred Stock) beneficially owned by JLM 008 Trust for which Mr. Mollo disclaims beneficial ownership, (ii) 2,900 shares of Common Stock issuable upon the exercise of warrants held by TM 07 Investments, LLC, and (iii) 400 shares of Common Stock issuable upon the exercise of warrants held by CRM 008 Trust.

(12)
Includes 84,802 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 339,476 shares of Common Stock (including 156,731 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock) beneficially owned by Hotwire Development, LLC, over which Mr. Doss may be deemed to exercise voting or dispositive control.

(13)	Includes 165,900 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock.
(14)
Reflects 407,333 shares of Common Stock (including 242,299 shares issuable upon conversion of shares of Series D Convertible Preferred Stock) owned by Evolution Marketing, Inc., over which Mr. Ingallinera may be deemed to exercise voting or dispositive control.

(15)	Includes 517,496 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 8,100 shares of Common Stock issuable upon exercise of warrants.
(16)
Reflects shares owned by New Vistas Investment Corp. (see footnote (4) above), over which Mr. Harris may be deemed to exercise voting or dispositive control, and includes a total of 1,391,352 shares issuable upon conversion of shares of Series D Convertible Preferred Stock.

(17)	Includes 30,180 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock.

To our knowledge, there exists no arrangement, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following is a description of transactions since July 1, 2010, or currently proposed, to which we have been or will be a participant, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our executive officers, directors or principal stockholders, including their immediate family members, had or will have a direct or indirect material interest:

Conversion of April 2008 Notes

On October 1, 2010 we entered into Conversion Agreements to convert the outstanding principal and interests of certain loans made by us in April 2008 into our Series D Convertible Preferred Stock, including such an agreement with the related party set forth below.  That agreement converted each $10 of outstanding principal and interest under that loan into 1 share of our Series D Convertible Preferred Stock.  The value of the Series D Convertible Preferred Stock at the time it was issued was $10 per share.  Subsequently, pursuant to our Fourth Amended and Restated Certificate of Incorporation the required number of holders of the Series D Convertible Preferred Stock have consented to the automatic conversion of the Series D Convertible Preferred Stock into Common Stock upon the closing of $2,000,000 or more in a private placement, which closing has not occurred as of the date of this filing.  If such closing does occur, each share of the Series D Convertible Preferred Stock will automatically convert into 10 shares of our Common Stock.

Name of Related Party	Original Amount of Loan	Total Amount of Interest Accrued and Converted	Total Value of the Loan Transaction as of Date of Conversion of Loan	Series D Convertible Preferred Stock Issued Upon Conversion of the Outstanding Principal and Interest under the Loan
TM07 Investments, LLC (1)	$225,000	$79,234	$304,234	30,423

(1) Mr. Mollo, our President, Chairman and CEO serves as a trustee of trusts owning 100% of the membership interests of TM07 Investments, LLC and also serves as a manager of TM07 Investments, LLC.

Series C Convertible Preferred Stock and 2009 Senior Secured Promissory Notes

On January 28, 2009, we entered into a Stock Purchase, Loan and Security Agreement, as amended, whereby we issued shares of our Series C Convertible Preferred Stock at a price of $.02 per share and also issued Senior Secured Promissory Notes with an interest rate of 10% per annum.  Thereafter we entered into Agreements to Convert by the Holders of Series C Convertible Preferred Stock dated July 9, 2010, which converted each 1 share of our Series C Convertible Preferred Stock into 1 share of our Common Stock, including such agreements with the related parties set forth in the table below.  We also entered into Conversion Agreements dated as of October 1, 2010 that converted the outstanding principal and interest under the Senior Secured Promissory Notes described above into shares of our Series D Convertible Preferred Stock, including such agreements with the related parties set forth in the table below.  The value of the Series D Convertible Preferred Stock at the time it was issued was $10 per share.

Name of Related Party	Original Amount of Senior Secured Promissory Notes	Total Amount of Interest Accrued and Converted	Value of Series C Convertible Preferred Stock Issued	Total Value of Transaction to Date on the Date of Conversion	Series D Convertible Preferred Stock Issued Upon Conversion of the Outstanding Principal and Interest of the Senior Secured Promissory Notes	Common Stock Issued Upon Conversion of the Series C Convertible Preferred Stock
CJMO, LLC (1)	$173,278	$ 31,614	$ 4,920	$ 209,812	20,489	246,001
CRM 008 Trust (2)	$132,021	$ 26,570	$ 3,767	$ 162,358	15,859	188,340
Jeffrey R. Harris	$291,371	$42,965	$ 8,273	$ 342,609	33,434	413,657
JLM 008 Trust (3)	$ 66,011	$13,365	$ 1,874	$ 81,250	7,938	93,715
New Vistas Investments Corp. (4)	$396,064	$56,793	$ 11,246	$ 464,103	45,286	562,288
TM 07 Investments (5)	$362,904	$66,102	$ 10,341	$ 439,347	42,902	517,034

(1) Mr. Mollo, our President, Chairman and CEO, serves as a manager of CJMO, LLC.

(2) Mr. Mollo, our President, Chairman and CEO, serves as a trustee of CRM 008 Trust.

(3) JLM 008 Trust is controlled by the wife of Mr. Mollo.

(4) Mr. Mollo, our President, Chairman and CEO, serves as the trustee of trusts owning a total of 73.36% of the issued and outstanding stock of New Vistas Investment Corp., and Mr. Harris, one of our Directors, owns 24.13%, and serves as the President, of New Vistas Investment Corp.

(5) Mr. Mollo, our President, Chairman and CEO, serves as a trustee of trusts owning 100% of the membership interests of TM07 Investments, LLC and also serves as a manager of TM07 Investments, LLC.

2010 – 2011 Bridge Loans

Between July 2010 and May 2011, we entered into Bridge Loan, Stock Purchase and Security Agreements, including such agreements with the related parties set forth in the table below.  The interest rate on the Senior Secured Bridge Promissory Notes thereunder was 10% per annum.  In connection with that transaction parties who provided services to us received shares of Common Stock at the rate of 1½ shares for each dollar invested and parties who invested cash received shares of Common Stock equal to 5 shares for each dollar invested.  A total of 7,993,904 shares of  Common Stock were issued at a purchase price of $0.001 per share.  For parties who invested cash, the transaction also included additional payments to be made in amounts equal to 2 times the original principal amount of each loan upon the sale of the Company, which includes a sale by our stockholders of all or substantially all of our issued and outstanding capital stock, a sale by us of all or substantially all of our assets in a negotiated transactions or our liquidation or dissolution.  A sale of the Company has not occurred and, therefore, no such additional payments have been made at this time.  Pursuant to a Bridge Notes Conversion Agreement dated as of May 15, 2011, each $10.00 of outstanding principal and accrued, but unpaid, interest under the Secured Bridge Promissory Notes was converted into 1 share of our Series D Convertible Preferred Stock.  The table below sets forth the number of shares of Series D Convertible Preferred Stock issued to related parties upon that conversion—a total of 800,440 shares (which, together with an additional 2,500 issued on October 11, 2011, constitute all of the 802,940 issued and outstanding shares of Series D Convertible Preferred Stock).  The value of the Series D Convertible Preferred Stock at the time it was issued was $10 per share.  Pursuant to our Fourth Amended and Restated Certificate of Incorporation the required number of holders of the Series D Convertible Preferred Stock have consented to the automatic conversion of the Series D Convertible Preferred Stock into Common Stock upon the closing of $2,000,000 or more in a private placement, which closing has not occurred as of the date of this filing.  If such closing does occur each share of the Series D Convertible Preferred Stock will automatically convert into 10 shares of our Common Stock.

Name of Related Party	Original Amount of Principal of Bridge Loan	Total Amount of Interest Paid	Total Amount of Common Stock Issued in Connection with the Bridge Loan	Value of Common Stock Issued in Connection with the Bridge Loan	Total Value of the Bridge Loan Transaction to Date	Series D Convertible Preferred Stock Issued Upon Conversion of the Outstanding Principal and Interest under the Bridge Loan	Amount of Additional Payment to be made upon satisfaction of Certain Conditions(6)
CJMO, LLC(1)	$99,500	$5,521	500,000	$ 500	$105,521	10,502	$199,000.00
CRM 008 Trust (2)	$213,925	$ 2,474	1,075,000	$1,075	$217,474	21,640	$427,850.00
La Luz LLC (3)	$213,925	$ 8,831	1,075,000	$1,075	$223,831	22,276	$427,850.00
New Vistas Investment Corp. (4)	$497,500	$27,601	2,500,000	$2,500	$527,601	52,510	$995,000.00
Jeffery R. Harris	$ 74,713	$4,345	287,500	$ 288	$ 79,346	7,906	$99,500
TM07 Investments (5)	$144,783	$ 5,990	217,500	$218	$150,991	15,077	--

(1) Mr. Mollo, our President, Chairman and CEO, serves as a manager of CJMO, LLC.
(2) Mr. Mollo, our President, Chairman and CEO, serves as a trustee of CRM 008 Trust.
(3) Mr. Mollo, our President, Chairman and CEO, serves as a trustee of CRM 008 Trust, which owns 100% of the issued and outstanding membership interests of La Luz LLC.
(4) Mr. Mollo, our President, Chairman and CEO, serves as the trustee of trusts owning a total 73.36% of the issued and outstanding stock of New Vistas Investment Corp., and Jeffrey R. Harris, a member of our Board, owns 24.13% and serves as the President of New Vistas Investment Corp.
(5) Mr. Mollo, our President, Chairman and CEO, serves as a trustee of trusts owning 100% of the membership interests of TM07 Investments, LLC and also serves as a manager of TM07 Investments, LLC.
(6)  These parties have subsequently orally agreed to convert the amount of such payment into shares of Common Stock at a conversion price of $1.00 per share.

2012 Bridge Loans

Since January 2012, we have entered into various Bridge Loan Agreements, including such agreements with the related parties set forth in the table below as of the date of this filing.  The interest rate on the Bridge Promissory Notes thereunder was 10% per annum.  In connection with those transactions we agreed to issue warrants to purchase 1 share of Common Stock for each $2 of principal amount of the Bridge Promissory Notes issued to the noteholders.  The Bridge Loan Agreements provide that each noteholder shall have the option to convert any or all of the principal balance of, and accrued, but unpaid interest on, such noteholder’s Bridge Promissory Note into securities offered in an equity financing of the Company of $2,000,000 or more consummated after the date of the Bridge Loan Agreements at a 10% discount to the terms of such financing.  The closing of such financing has not occurred as of the date of this filing.  If we do not raise $3,000,000 or more before December 31, 2012, then the maturity date of the Bridge Promissory Notes automatically extends to the sooner of December 31, 2014 or when such funds are raised.  In that case, additional warrants to purchase Common Stock at an exercise price of $0.02 per share shall be issued to each noteholder in an amount equal to 1 share of Common Stock for each $2 of principal amount of the Bridge Promissory Notes issued to the noteholders.  No principal or interest has been paid on the Bridge Promissory Notes. The board of directors has authorized up to an aggregate amount of $1.5 million in bridge loans. As of the date of this filing the Company has secured bridge loan financing of $432,625.

Name of Related Party	Original Amount of Principal of Bridge Loans	Total Amount of Interest Paid	Value of Common Stock Underlying Warrants
TM 07 Investments, LLC(1)	$150,000	$0	$75,000
New Vistas Investment Corp. (2)	$100,000	$0	$50,000
CRM 008 Trust (3)	$100,000	$0	$50,000
Bob Flowers	$10,000	$0	$5,000

(1) Mr. Mollo, our President, Chairman and CEO, serves as a trustee of trusts owning 100% of the membership interests of TM07 Investments, LLC and also serves as a manager of TM07 Investments, LLC.

(2) Mr. Mollo also serves as the trustee of trusts owning a total of 73.36% of the issued and outstanding stock of New Vistas Investment Corp., and Mr. Harris owns 24.13%, and serves as the President, of New Vistas Investment Corp.

(3) Mr. Mollo also serves as the trustee of CRM 008 Trust.

Expenses

TM 07 Investments, LLC, a limited liability company controlled by Charlie Mollo, our President, Chief Executive Officer and Chairman of the Board paid various expenses on our behalf totaling $267,392.47 as of June 30, 2012.  The expenses were recorded in the periods incurred, and the liability to TM 07 Investments, LLC was recorded as an advance from a related party on the appropriate balance sheets.

Board Independence

Our Board of Directors has undertaken a review of the independence of each director by the standards for director independence set forth in the NASDAQ Marketplace Rules. Under these rules, a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Our board has concluded that 4 of our directors are independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The 2012 and 2011 audit services provided by Semple, Marchal & Cooper, LLP were approved by our Audit/Corporate Governance Committee.  The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit/Corporate Governance Committee pre-approved both the type of services to be provided by our independent registered public accounting firm and the estimated fees related to these services.  During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor.  These services and fees must be deemed compatible with the maintenance of the auditor’s independence, in compliance with the SEC rules and regulations.  Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit an non-audit fees initially approved.

The Company was billed for the following audit, tax, and other related fees by its principal accountant for the last two fiscal years:

	2012	2011
Audit Fees	108,000	–
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees (1)	35,000	–

(1) Related to filing of Form 10

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

(b) Exhibits.

Number	Description
3(i).1	Fourth Amended and Restated Certificate of Incorporation(1)
3(i).2	Amendment to Fourth Amended and Restated Certificate of Incorporation(1)
3(ii)	Bylaws(1)
4.1	HumanBeams, Inc. 2004 Incentive Compensation Plan(1)
4.2	Beamz Interactive 2009 Incentive Compensation Plan(1)
4.3	First Amendment to Beamz Interactive 2009 Incentive Compensation Plan(1)
4.4	Second Amendment to Beamz Interactive 2009 Incentive Compensation Plan(1)
4.5	Non-Qualified Deferred Compensation Plan(1)
10.1	Bridge Notes Conversion Agreement dated May 15, 2011 in connection with the Bridge Loan, Stock Purchase and Security Agreement dated as of July 27, 2010(1)
10.2	Bridge Loan Agreement dated January 3, 2012 (1)

10.3	Form of Bridge Promissory Note issued in connection with the Bridge Loan Agreement dated January 3, 2012(1)
10.4	Form of Warrant to Purchase Shares of Common Stock Bridge Loan Agreement dated January 3, 2012(1)
10.5	Licensing Agreement with Beamz Cypher Partnership LLC dated May 20, 2011(3)
10.6	Form of Indemnity Agreement (2)
10.7	License Agreement by and between Cypher Entertainment Group LLC and Beamz Interactive, Inc. dated August 30, 2012.(4)
21	The Company has no subsidiaries.
31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
(1) Previously filed as an exhibit to the Company’s Registration Statement on Form 10, filed April 19, 2012.

(2) Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed June 12, 2012.

(3) Previously filed as an exhibit to Amendment No. 2  to the Company’s Registration Statement on Form 10, filed July 5, 2012.

(4) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Charles R. Mollo
Charles R. Mollo, Chief Executive Officer

Dated:  October 9, 2012

Signature	Title	Date
/s/ Charles R. Mollo Charles R. Mollo	President, Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 9, 2012

/s/ Jerry Riopelle	Director	October 9, 2012
Jerry Riopelle

/s/ Jeff Doss	Director	October 9, 2012
Jeff Doss

/s/ Jeffrey R. Harris	Director	October 9, 2012
Jeffrey R. Harris