Form 10-K/A
period 2012-06-30
BEAMZ INTERACTIVE INC
filed 2012-10-29
CIK 1423357

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-K
Amendment No. 1
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

BEAMZ INTERACTIVE, INC.
FORM 10-K
JUNE 30, 2012

Explanatory Note

The purpose of this Amendment No. 1 to Beamz Interactive, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on October 9, 2012, is to furnish Exhibit 101 to the Form 10-K, which provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). Other than conforming changes to the Item 15 listing, or deletions to correct for the inadvertent filing, of certain exhibits and reports, no other substantive changes have been made to the Form 10-K. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

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

(1) Related to filing of Form 10

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

(b) Exhibits.

Number	Description
3(i).1	Fourth Amended and Restated Certificate of Incorporation(1)
3(i).2	Amendment to Fourth Amended and Restated Certificate of Incorporation(1)
3(ii)	Bylaws(1)
4.1	HumanBeams, Inc. 2004 Incentive Compensation Plan(1)
4.2	Beamz Interactive 2009 Incentive Compensation Plan(1)
4.3	First Amendment to Beamz Interactive 2009 Incentive Compensation Plan(1)
4.4	Second Amendment to Beamz Interactive 2009 Incentive Compensation Plan(1)
4.5	Non-Qualified Deferred Compensation Plan(1)
10.1	Bridge Notes Conversion Agreement dated May 15, 2011 in connection with the Bridge Loan, Stock Purchase and Security Agreement dated as of July 27, 2010(1)
10.2	Bridge Loan Agreement dated January 3, 2012 (1)

10.3	Form of Bridge Promissory Note issued in connection with the Bridge Loan Agreement dated January 3, 2012(1)
10.4	Form of Warrant to Purchase Shares of Common Stock Bridge Loan Agreement dated January 3, 2012(1)
10.5	Licensing Agreement with Beamz Cypher Partnership LLC dated May 20, 2011(3)
10.6	Form of Indemnity Agreement (2)
10.7	License Agreement by and between Cypher Entertainment Group LLC and Beamz Interactive, Inc. dated August 30, 2012.(4)
21	The Company has no subsidiaries.
31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Taxonomy Extension Schema (5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)
101.LAB	XBRL Taxonomy Extension Label Linkbase (5)
101PRE	XBRL Taxonomy Extension Presentation Linkbase (5)
(1) Previously filed as an exhibit to the Company’s Registration Statement on Form 10, filed April 19, 2012.

(2) Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed June 12, 2012.

(3) Previously filed as an exhibit to Amendment No. 2  to the Company’s Registration Statement on Form 10, filed July 5, 2012.

(4) Previously filed as an exhibit to the Company's Annual Report on From 10-K, filed on October 9, 2012

(5) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Charles R. Mollo
Charles R. Mollo, Chief Executive Officer

Dated:  October 29, 2012

Signature	Title	Date
/s/ Charles R. Mollo Charles R. Mollo	President, Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 29, 2012

/s/ Jerry Riopelle	Director	October 29, 2012
Jerry Riopelle

/s/ Jeff Doss	Director	October 29, 2012
Jeff Doss

/s/ Jeffrey R. Harris	Director	October 29, 2012
Jeffrey R. Harris