Form 10-Q
period 2012-09-30
BEAMZ INTERACTIVE INC
filed 2012-11-19
CIK 1423357

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number
000-54662

Beamz Interactive, Inc.
(Name of registrant as specified in its charter)

Delaware	94-3399024
(State or other jurisdiction of incorporation)	(IRS employer identification no.)
15354 N. 83rd Way, Suite 102 Scottsdale, Arizona85260	(480) 424-2053
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares issued and outstanding of the registrant’s $.001 par value common stock as of November 15, 2012: 14,520,082.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Balance Sheets as of September 30, 2012 (unaudited)	3
and June 30, 2012

Unaudited Condensed Statements of Operations	4
for the three months ended September 30, 2012 and 2011

Unaudited Condensed Statements of Cash Flows	5
for the three months ended September 30, 2012 and 2011

Notes to Unaudited Condensed Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition	17
and Results of Operations

Item 3: Quantitative and Qualitative Disclosures about Market Risk	19

Item 4: Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	20

Item 1A: Risk Factors	20

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3: Defaults upon Senior Securities	20

Item 4: Mine Safety Disclosures	16

Item 5: Other Information	20

Item 6: Exhibits	21

Signatures	21

PART I – FINANCIAL INFORMATION

BEAMZ INTERACTIVE, INC.
CONDENSED BALANCE SHEETS
September 30, 2012 and June 30, 2012

ASSETS

	September 30,	June 30,
	2012	2012
	(Unaudited)
Current Assets:
Cash and cash equivalents	$22,464	$13,293
Accounts receivable, net	86,501	12,547
Inventory, net	121,653	139,216
Prepaid expenses and other current assets	349,667	265,448
Total Current Assets	580,285	430,504

Property and equipment, net	533	683
Deposits	2,500	2,500

Total Assets	$583,318	$433,687

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current Liabilities:
Accounts payable	$542,426	$427,045
Accrued liabilities	30,872	45,662
Advances from related party	415,646	267,392
Notes payable, net of discount	65,888	43,132
Notes payable - related parties, net of discount	331,134	221,833

Total Liabilities	1,385,966	1,005,064

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred Stock 10,000,000 shares authorized $.001 par value:
Series D Convertible Preferred; 1,300,000 authorized;
827,940 and 800,440 shares issued and outstanding	828	800
Common Stock, $.001 par value, 40,000,000 shares
authorized; 14,426,082 and 14,146,082 shares issued and
outstanding	14,426	14,146
Additional paid-in capital	12,160,456	11,839,928
Accumulated deficit	(12,978,358)	(12,426,251)

Total Stockholders' Equity (Deficit)	(802,648)	(571,377)

Total Liabilities and Stockholders' Equity (Deficit)	$583,318	$433,687

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
For The Three Months Ended September 30, 2012 and 2011

	2012	2011
	(Unaudited)	(Unaudited)

Sales, net	$103,124	$120,462

Cost of goods sold	35,872	121,245

Gross profit (loss)	67,252	(783)

Depreciation and amortization	150	5,556
Research and development expenses	113,648	59,680
Sales and marketing expenses	129,522	109,147
General and administrative expenses	187,714	127,349
Registration costs	126,405	-

Loss from Operations	(490,187)	(302,515)

Other Income (Expense):
Interest income	-	1
Interest expense	(61,920)	(2,137)

Net Loss	$(552,107)	$(304,651)

Loss per share
Basic and diluted loss per common share	$(0.04)	$(0.02)
Weighted average common shares outstanding - basic
and diluted	14,349,886	12,802,080

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For The Three Months Ended September 30, 2012 and 2011

	2012	2011
	(Unaudited)	(Unaudited)
Reconciliation of Net Loss to Net Cash
Provided (Used) by Operating Activities
Net Loss	$(552,107)	$(304,651)

Cash flows from operating activities:
Depreciation and amortization	150	5,556
Equity issued for services and liabilities	280,000	-
Accounts receivable allowance	7,393	-
Amortization of debt discount	49,737	-

Changes in Assets and Liabilities
Accounts receivable	(81,347)	43,372
Inventory	17,563	5,116
Prepaid expenses and other assets	(84,219)	116,377
Accounts payable	286,291	39,097
Accrued liabilities	(14,790)	(510)
Net cash provided (used) by operating activities	(91,329)	(95,643)

Cash flows from financing activities:
Proceeds from related party bridge loans	100,000	-
Proceeds from exercise of warrants	500	-
Net cash provided by financing activities	100,500	-

Increase (decrease) in cash and cash equivalents	9,171	(95,643)
Cash and cash equivalents, beginning of year	13,293	118,528
Cash and cash equivalents, end of year	$22,464	$22,885

Non-cash activity
Related party payments of accounts payable	$148,254	$37,235
Warrants issued with bridge loans	$40,336	$-
Issuance of bridge loan for payment of services	$22,655	$-
Equity issued for services and liabilities	$280,000	$-
Cash paid for:
Income taxes	$-	$-
Interest	$1,997	$2,137

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1
Nature of Corporation

Beamz Interactive, Inc.  (the "Company") was incorporated in the State of Delaware in 2001.  The Company's operations consist of the development and sales of an interactive laser controller technology (the “Beamz”) that can be used to develop new market opportunities in a wide variety of music, game and consumer applications throughout the world.

Note 2
Summary of Significant Accounting Policies and Use of Estimates

Presentation of Interim Information

The condensed financial statements included herein have been prepared by Beamz Interactive, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of June 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2012, and the results of our operations and cash flows for the periods presented. The June 30, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results may be subject to seasonal variations and the results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies and make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. These financial statements include estimates and assumptions that are based on informed judgments and the experience of management. Significant estimates include, but are not limited to, collectability of accounts receivable, the allowance for obsolete inventory, and valuation of stock issuances, stock-based compensation and warrants.  We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with the Company's Audit Committee. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our financial statements may differ materially based upon different estimates and assumptions.

We discuss our significant accounting policies to our financial statements below. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our financial statements due to the estimation process and business judgment involved in their application.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

Fair Value of Financial Instruments

In determining the fair value of its financial instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing as of each balance sheet date. The Company’s financial instruments include cash and cash equivalents, deposits, and debt and approximate fair value based on their short maturities or the effective interest rate. All methods of measuring fair value are based on Level 3 inputs, and result in a general approximation of value since valuations are inherently not precise.

Stock-Based Compensation and Warrants

We use the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options and warrants awarded to employees, officers, directors, investors, and consultants. We apply judgment in estimating key assumptions that are important elements in the model and in expensing stock options and warrants, such as the expected stock-price volatility, expected term, stock value on the date of grant, and expected forfeiture rates. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors.If actual results are not consistent with our assumptions and judgments used in estimating these factors,  we may be required to record additional stock-based compensation expense, which could be material to our results of operations.  We have not historically issued any dividends and we do not expect to in the future.  We  use the graded vesting attribution method to recognize compensation costs over the requisite service period for grants to employees and directors.

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

The Company provides an allowance for doubtful accounts based upon an individual review of the accounts outstanding, as well as the prior history of bad debts.  Accounts are considered past due or delinquent based on contractual terms, recent payment activity, and our judgment of collectability. As of September 30, 2012 and June 30, 2012, an allowance has been provided for potentially uncollectible accounts receivable and product returns in the amounts of $51,818 and $44,425, respectively.  Bad debt expense for the three months ended September 30, 2012 and 2011 was $2,964 and $5,919, respectively.

Prepaid Expenses

Prepaid expenses represent payments for consulting, development, and director fees and are being amortized to expense on a straight-line basis over the related contract periods.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

Inventory, Net

Inventory consists primarily of finished products and materials and supplies.  Inventory is stated at the lower of cost or market.  Cost is determined by using the first-in, first-out method.  The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory.

At September 30, 2012 and June 30, 2012 inventory is comprised of the following:

	September 30, 2012	June 30, 2012
	(Unaudited)

Finished goods	$113,211	$131,372
Marketing and media	14,728	14,130
	127,939	145,502
Less: allowance for obsolescence	(6,286)	(6,286)

Net inventory	$121,653	$139,216

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $113,648 and $59,680 for the three months ended September 30, 2012 and 2011, respectively.

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company’s software has been available for general release to customers and, accordingly, no development costs have been capitalized.

Software development costs incurred and included in research and development expense noted above totaled $2,430 and $18,608 for the three months ended September 30, 2012 and 2011, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses on the accompanying statements of operations. Advertising expense totaled $60,835 and $28,082 for the three months ended September 30, 2012 and 2011, respectively.

Revenue Recognition

Revenues are recognized when a contract has been entered into or an order placed, the price is fixed, shipment of the products to the customer has occurred, or the transfer of title, if later, and collection is reasonably assured.  Amounts billed to a customer related to shipping or handling charges are included in revenues.

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a reduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  The Company also provides an allowance for sales returns, that is estimated based upon prior experience.  As of September 30, 2012 and 2011, the allowance was $4,919 and $19,289, respectively.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the following estimated useful lives:

Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.  For the three months ended September 30, 2012 and 2011 depreciation expense was $150 and $207, respectively.

Concentration of Credit Risk

Management maintains the Company’s cash and cash equivalents in bank accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts, and Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents. As of September 30, 2012 there are no balances that exceeded federally insured limits.

During the three months ended September 30, 2012 the Company had one customer that represented approximately 82% of net sales.  The Company had approximately $84,200 in accounts receivable at September 30, 2012 from this customer.  During the three months ended September 30, 2011, the Company had one customer representing approximately 69% of net sales.  The Company had accounts receivable of approximately $106,400 at September 30, 2011 from this customer.

During the three months ended September 30, 2012, the Company had no significant vendors, although we still rely on one principal supplier.  During the three months ended September 30, 2011, the Company had one vendor representing approximately 21% of purchases.  If purchases from this vendor was disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2012, that are of significance, or potential significance, to us.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

Per Share Data

Net loss per share (EPS) of common stock is computed based upon the weighted-average number of common shares outstanding during the year. Net loss equates to loss available to common stockholders as there is no dividend accrued for preferred stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Basic and diluted EPS were the same for the three months ended September 30, 2012 and 2011, as the Company had losses from operations during both periods and therefore the effect of all potential common stock equivalents is anti-dilutive (reduces loss per share).  Stock options and warrants representing 1,754,337 and 63,024 shares of Common Stock were outstanding at September 30, 2012 and 2011, respectively, with exercise prices ranging from $.02 to $1.00 per share. Additionally, there were 827,940 and 800,440 shares of Series D preferred stock outstanding at September 30, 2012 and 2011, respectively, that were convertible into common stock on a 1 for 10 basis.

Income Taxes

Deferred tax assets and liabilities arise from temporary timing differences between the book and tax basis of accounting for assets, liabilities, and income as well as from timing in the recognition of net operating losses. Deferred income tax assets primarily arise from net operating loss carryforwards and deferred income tax liabilities are based on the different depreciation and amortization methods used for tax reporting and financial accounting purposes. The Company assesses its ability to realize deferred tax assets based on the current earnings performance and on projections of future taxable income in the relevant tax jurisdictions.  These projections do not include taxable income from the reversal of deferred tax liabilities and do not reflect a general growth assumption but do consider known or pending events, such as the passage of legislation.  The Company’s estimates of future taxable income are reviewed annually.  All tax positions are first analyzed to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained under audit, including resolution of any related appeals or litigation processes.  After the initial analysis, the tax benefit is measured as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  Our income tax returns are subject to adjustment under audit for approximately the last four years.

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

Liquidity

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its obligations. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year, though there can be no assurance that the Company’s efforts will be successful. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 3
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

The Company is a party to various licensing agreements with regards to music and video content and the use and sale of same with its product and through its website.  The agreements have varying terms and include royalties based on the sales or use of the aforementioned licenses.  The terms range from a royalty equal to 17.5%  to 25% of the net revenues or a floor rate of $.15 to $.30 per record in each electronic transmission record.  For the three month periods ended September 30, 2012 and 2011, royalty fees under these licenses were approximately $900 and $1,800, respectively, and are included in cost of sales on the statement of operations.

During October, 2010, the Company entered into a consulting agreement for the performance of the duties of Engineering and Supply Chain Manager, terminating December 2011.  The consulting fee was at a rate of $7,729 per month commencing November 2010, plus bonuses to be paid based on the achievement of certain goals.  In addition, the consultant  received 18,034 shares of common stock and debt valued at $12,023. The agreement was subsequently extended through December 31, 2012. Future payments on the contract for the year ended  September 30, 2013 are approximately $21,000.

During May, 2011 the Company formed a partnership (the Beamz Cypher Partnership, LLC) with Cypher Entertainment, Inc. (Cypher).  Simultaneously, the Company entered into a ten (10) year license agreement with  Beamz Cypher Partnership, LLC granting  a worldwide, non-exclusive right and license to develop, modify and/or manufacture the Beamz Products and any additional products approved by the Company. On August 30, 2012 the Company restructured its licensing arrangement with Cypher by terminating its joint venture in favor of entering into a license agreement directly with Cypher (the “Cypher License Agreement”) and the release, by both parties, of any past financial obligations in addition to the issuance of 25,000 shares of Series D preferred stock (Note 5). Pursuant to the Cypher License Agreement, the Company granted Cypher a worldwide, exclusive right and license to develop and manufacture the Smart Phone Beamz Player and market it to online and in-store mass retail channels. Beamz has retained the right to market the new product to a range of other channels, including the professional, DJ, retirement, education, special needs and select internet consumer markets. The Cypher License Agreement provides for payments to Beamz for the use of the Beamz Content included on the Smart Phone Beamz Player equal to $1.50/Unit plus 100% of the out-of-pocket third-party royalties associated with such Beamz Content.  In addition, for each Unit sold by Cypher, Cypher will pay Beamz a royalty equal to thirteen (13%) of the manufacturer contract purchase price for such product. Similarly, Beamz will purchase Smart Phone Beamz Players from Cypher at cost plus thirteen percent (13%) of manufacturer cost for Beamz sales of such new product. Beamz has retained the right to develop, manufacture or license any other products or versions of the Beamz Products it desires other than the Smart Phone Beamz Player product family.The new  product will be owned 50% by Cypher and 50% by us, and will be distributed to the retail consumer channel by Cypher. We will distribute the new product to other channels, including the professional, DJ, retirement, education, special needs and select internet consumer markets.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 3
Commitments (Continued)

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has had limited operations and no pending litigation or potential claims. As a result of these items, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2012 and June 30, 2012.

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

Note 4
Notes Payable

As of September 30, 2012 and June 30, 2012, notes payable consists of the following:

	September 30, 2012	June 30, 2012
	(Unaudited)
10% Bridge Loan to an entity through May, 2013; unsecured	72,655	50,000

	72,655	50,000
Less: unamortized discount for warrants	(6,767)	(6,868)
	$65,888	$43,132

During the three months ended September 30, 2012 and the year ended June 30, 2012 the Company issued Bridge Loans to related parties (Note 6) and two unrelated parties.  The Bridge Loans also provided for the issuance of warrants at the rate of 50% of the principal amount that are exercisable at $.02 per share (Note 5).  A discount, related to the relative fair value of the warrants at the date of grant, was recorded and is being amortized to interest expenses over the term of the loans under the effective interest method.  The Bridge Loan Agreements provide that each noteholder shall have the option to convert any or all of the principal balance of, and accrued, but unpaid interest on such noteholders'  Bridge Promissory Note into securities offered in an equity financing of the Company of $2,000,000 or more consummated after the date of the Bridge Loan Agreements at a 10% discount to the terms of such financing.  The closing of such financing has not occurred as of the date of the financial statements.  If the Company does not raise $3,000,000 or more before December 31, 2012, then the maturity date of the Bridge Promissory Notes automatically extends to the sooner of December 31, 2014 or when such funds are raised.  In that case, additional warrants to purchase Common Stock at an exercise price of $0.02 per share shall be issued to each noteholder in an amount equal to 1 share of Common Stock for each $2 of principal amount of the Bridge Promissory Notes issued to the noteholders.  No principal or interest has been paid on the Bridge Promissory Notes and subsequent to September 30, 2012 the notes were amended to extend the maturity dates through March 2013 and the provisions for the 10% discount upon conversion was eliminated (Note 7).

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5
Equity

Common Stock

As of September 30, 2012, the Company has 50,000,000 shares of stock authorized, 40,000,000 of which have been designated as common stock, $.001 par value.There were14,426,082 common shares issued and outstanding at September 30, 2012.

During the three months ended September 30, 2012, the Company issued 255,000 shares of common stock to various contractors and officers and directors for services that were valued at $.57 per share based on a third party valuation.  In addition, 25,000 shares of common stock were issued for proceeds of $500, pursuant to the exercise of 25,000 warrants.

Preferred Stock

As of September 30, 2012 the Company has 10,000,000 shares of preferred stock, $.001 par value, authorized of which 1,300,000 shares are Series D Convertible Preferred Stock (“Series D”). There are 827,940 shares of Series D issued and outstandingat September 30, 2012.  Each Series D share is convertible into 10 shares of common stock and has a liquidation preference of $10 per share.

During the three months ended September 30, 2012 the Company issued 25,000 shares of Series D preferred stock to Cypher pursuant to the renegotiated license agreement (Note 3).  The shares were valued at $142,500 based on a third party valuation. In addition, the Company has corrected the outstanding Series D shares to include 2,500 Series D shares issued in 2008 with a deminimis value.

Commitment

Pursuant to the July 2011  Bridge Loan Stock Purchase and Security Agreement, each cash Lender under the Loan Document, simultaneously with the consummation of a Sale Event, shall be entitled to a fee in an amount equal to two hundred (200%) of the original principal amount loaned by such Lender to the Company, regardless whether such Lender's Note is outstanding at that time, and such fee shall be paid to the Lenders in preference above any amounts owed by the Company to its other stockholders.  The aggregate amount of such preference payments equals $2,815,850 as of September 30, 2012.

Warrants & Options

Pursuant to the Bridge Loan Financing Agreement, as additional consideration for each of the Loans, the Company granted the Lenders warrants with the right to purchase a number of shares of the Company's common stock equal to fifty percent (50%) of the principal amount of the Lender's Notes.During the three months ended September 30, 2012, 61,313 warrants were issued pursuant to the Bridge Loan Financing Agreement.  The warrants are exercisable at $.02 per share and expire through January 2015.As the warrants were issued with the bridge loans, the relative fair value of same, in the amount of $40,336 for the three months ended September 30, 2012, was allocated between the debt proceeds and the warrants and the warrant relative value reflected as a discount on the debt that will be amortized over the term of the debt.

During August 2012 the Company granted 1,500,000 warrants pursuant to a Pooled Vehicle Participation Agreement (Note 3).  The warrants expire in August 2013 and have an exercise price of $1 per share.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5
Equity

Warrants and Options (continued)

2004 Incentive Compensation Plan

The Company has adopted the 2004 Incentive Compensation Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive and non-incentive stock options.  The Company has reserved 750,000 shares of common stock for issuance underlying the grants under the 2004 Plan. As of September 30, 2012, 29,825 options under the plan are outstanding. Options under the 2004 Plan generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.

2009 Incentive Compensation Plan

In January 2009, the Company adopted the 2009 Incentive Compensation Plan (the "2009 Plan") that permits the issuance of options or shares to selected employees and directors of, and consultants to, the Company.  The Plan was amended in January 2012 to reserve 1,150,000 shares of Series C Preferred Stock for issuance underlying the grants of stock, stock options and warrants.  As of September 30, 2012, 765,906 shares of Series C Preferred Stock were issued pursuant to the Plan and were converted to common stock in June, 2011.  Options under the 2009 Plan generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.

A summary of the options and warrants for the quarter ended September 30, 2012are presented in the table below:

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Aggregate Fair Value

Outstanding at June 30, 2012	$0.04	209,924	3.16	$151,955

Granted	$0.96	1,569,413	0.93	33,730
Exercised	-	(25,000)	-	-

Outstanding at September 30, 2012 (Unaudited)	$0.87	1,754,337	1.14	$185,685

For purposes of determining the fair values of warrants issued during the three months ended September 30, 2012 using the Black-Scholes option pricing model, the Company used the following assumptions in the three months ended September 30, 2012; expected volatility 150%, risk-free interest rate 1%, warrant life of 3 years, estimated market price of $.57 per share and expected dividend rate of 0%.

Included in the table above are 29,825 options outstanding at September 30, 2012 and June 30, 2012.  The options are subject to various vesting periods up to thirty three months and all were fully vested as of December 2011.   The options expire on various dates between January, 2014 and October, 2018. Additionally, the options and warrants had an intrinsic value of $110,054 as of September 30, 2012.  Intrinsic value arises when the exercise price is lower than the market, which was estimated to be $.57 per share at September 30, 2012.

The options outstanding at September 30, 2012 had a no unrecognized compensation costs.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6
 Related Party Transactions

As of September 30, 2012 and June 30, 2012, notes payable to related parties consists of the following:

	September 30, 2012	June 30, 2012
	(Unaudited)
10% Bridge Loan to an entity through April, 2013; unsecured	360,000	260,000

	360,000	260,000
Less: unamortized discount for warrants	(28,866)	(38,167)
	$331,134	$221,833

At September 30, 2012 and June 30, 2012 the Company had a payable to entities controlled by the chief executive officer in the amounts of $415,646 and $267,392, respectively.  The payables are non-interest bearing, uncollateralized, and due on demand.

During the three months ended September 30, 212 the Company received $100,000 in bridge loans from an entity controlled by the chief executive officer.  The entity received 50,000 warrants to purchase common stock at $.02 per share, expiring in April 2013.

During the three months ended September 30, 2012 the Company issued 25,000 shares of common stock to the audit committee chair for services and 100,000 shares of common stock to an officer for services to be performed through July 2013.

Note 7
Subsequent Events

During October, 2012 the Board of Directors approved the issuance of 104,000 shares of common stock to various contractors of which 94,000 were issued as of November 14, 2012.

Subsequent to September 30, 2012 the Company amended the Bridge Loans to increase the maximum offering amount from $500,000 to $1,500,000, extend the maturity dates through March 2013 and to eliminate the provision allowing a 10% discount on conversion.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2012 and with the unaudited financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such a statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in this and our other SEC filings. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended June 30, 2012.

Business Overview

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

Our current hardware product offering consists of three major product lines: the Beamz Player consumer product family, the Beamz  DJ and Beamz Pro product family, and the Beamz Education, Special Needs, and Physical Rehabilitation product family (collectively the “Beamz Products”). The basic hardware for these products has been in full production since late 2010. We have produced and distributed to customers approximately 10,000units of our first and second generation Beamz Player and Beamz Pro products.

Our product offering consists of a variety of hardware configurations, content, and software that are tailored to each target market.

Critical Accounting Policies

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

We have evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes. In that regard, we have evaluated all tax positions that could have a significant effect on the financial statements and determined that we have no uncertain tax positions at September 30, 2012 that could have a significant effect on our financial statements. Our returns after 2009 remain open for examination.

Share-based compensation. We account for compensation for all arrangements under which employees, consultants, and others receive shares of stock or equity instruments (including options and warrants) in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation” , or ASC Topic 505-50 "Equity Based Payments to Non-Employees". Under ASC Topic 718, the fair value of each award is estimated and amortized as compensation expense over the requisite service period. The fair value of our share-based awards is estimated on the grant date using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected price volatility and estimated option term. As we have been operating as a public company, with no trading to date, we are unable to use actual price volatility and option life data as input assumptions within our Black-Scholes valuation model. We have used expected volatilities based on the historical volatility of the industry sector in which we operate, in accordance with the guidance set forth in ASC Topic 718.

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

Our risk-free interest rates are based on a zero-coupon U.S. treasury instrument, the term of which is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common Stock; therefore, the expected dividend yield is assumed to be zero. The fair value of share-based payments are generally amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The warrants that have been issued with our 2012 bridge financing during the three months ended September 30, 2012 have been valued at $.55/share based on a third party valuation.  The warrants issued with our 2012 bridge financing during the year ended June 30, 2012 have been valued at $.98/share, based on the offering price in our private placement memorandum, and a volatility of 150%. As the Company begins trading on the OTCQB market, or the Company sells securities at a different price, this value may change with respect to future issuances as the market price varies for our Common Stock.

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

Common Stock issuances are currently being valued at $..57/share, which is the estimated market price based on a third party valuation. As the Company begins trading on the OTCBB market, or the Company sell securities at a different price, this value may change with respect to future issuances as the market price varies for our common stock.

Research and development costs. Expenses related to research, design and development of products are charged to research and development costs as incurred. These expenditures include direct salary costs and/or consultant expenses for research and development personnel and contractors, costs for materials used in research and development activities and costs for outside services.

Results of Operations and Financial Condition

For the three months ended September 30, 2012 compared with the three months ended September 30, 2011:

Revenues.  The Company generated revenues for the three months ended September 30, 2012 of $103,124, as compared to revenues of $120,462 for the three months ended  September 30, 2011, or a 14.4% decrease in revenues.  Thedecrease in revenue is due primarily to the decrease in sales generated from a one-time sale to our strategic license partner in 2011,partially offset by sales to a major music instrument retailer in 2012, which are expected to continue through fiscal 2013.

Cost of Sales. Cost of sales for the three months ended September 30, 2012 were $35,872, as compared to cost of sales of $121,245for the three months ended September 30, 2011, for adecrease in cost of sales of $85,373. This is due to ongoing product cost reductions and a favorable product mix in 2012.The gross margin increased to approximately 65% for the three months ended September 30, 2012.  The increase in the gross margin is primarily due to a one-time $83,200 product sale to Cypher, to facilitate their entry into the market, at about cost in the period ended September 30, 2011.

Research and Development ("R&D"). R&D expenses for the three months ended September 30, 2012 were $113,648, as compared to R&D expenses of $59,680 for the three months ended September 30, 2011, or a 90.4% increase.  The increase is due to a one time research and development expense of $21,570 associated with the restructure of a strategic license agreement, elimination of certain expense reimbursements associated with the restructure, and the increased  cost associated with our next generation product development in 2012. In addition, the period ending September 30, 2012 included $31,750of non cash expenses associated with stock grants to various development consultants.

General and Administrative expenses (“G&A"). G&A expenses for the three months ended September 30, 2012were $187,714, as compared to G&A expenses of $127,349for the three months ended September 30, 2011, or a 47.4% increase in G&A expenses.  The increase is due to increased costs related to investor relations and services provided by various financing consultants, and included non-cash G & A expenses of $121,693 for the quarter ending September 30, 2012.

Sales & Marketing expenses.Sales and Marketing expenses for the three months ended September 30, 2012 were $129,522, as compared to sales and marketing expenses of $109,147 for the three months ended September 30, 2011, or an18.7% increase.  The increase is due to increased advertising costs and costs related to services provided by salespersons and included $8,333 in non cash expenses during 2012.

Registration Costs. Registration costs for the three months ended September 30,2012 were $126,405 as compared to nil for the three months ended September 30, 2011.  The increase is due to the preparation and filing of the Form 10-K during the three months ended September 30, 2012.

Interest Expense.   Interest expense was $61,920for the three months ended September 30, 2012, as compared to $2,137for the three months ended September 30, 2011, or anincrease of $59,873. The increase is due to additional bridge notes executed in 2012 in addition to the non-cash amortization of debt discounts of $49,737on the bridge loans.

Net Loss. We had a net loss for the three months ended September 30, 2012 of $552,107, as compared with a net loss of $304,651 for thethree months ended September 30, 2011, or an increase in net loss of 81.2%. The increase in net loss for the three months ended September 30, 2012is due to the increase in registration costs incurred to file the Company's Form 10, the increase in general and administrative costs, and the increase in research and development costs, offset by improved gross margins as previously discussed.

All material changes in financial condition and results of operations for the threemonths ended September  30, 2012 compared with the three months ended September 30, 2011 are identified in the above analysis for the periods ended September 30, 2012 and 2011.

Liquidity and Capital Resources

Our principal liquidity from inception (2001) to September 30, 2012, came from the sale of equity interests and debt financing.  We issued 14,426,082  common shares related to the issuance of Common Stock and the conversion of all shares of Series A, A-1, B, and C Convertible Preferred into Common Stock.  We have issued $6,730,208 of notes payable with interest rates between 8% and 10%, which was subsequently converted to Series D Convertible Preferred Stock in June 2011. Through September 30, 2012, the Company received $432,655 from the 2012 bridge loan financing of which $360,000 was received from related parties.  As of September 30, 2012, total paid-in capital was $12,160,456.  During the three months ended September 30, 2012, we have used approximately $91,329 to fund operations which was funded primarily by loans from related parties..

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

We are currently conducting both a private placement of our common stock and a bridge loan financing, both of which are meant to address our  present liquidity concerns. However, given the present circumstances and our dependence on additional financing, there can be no assurance that the Company's efforts will be successful.  The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations and obtain additional financing.  The Company's independent registered public accounting firm has included an explanatory paragraph regarding the uncertainty about the Company's ability to continue as a going concern in their audit report attached to our financial statements for the years ended June 30, 2012 and 2011.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended September 30, 2012, there were no changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended June 30, 2012.

ITEM3.QUANTITATIVEANDQUALITATIVEDISCLOSURESABOUTMARKETRISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective as of September 30, 2012 as a result of the identification of the material weakness described below.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published. In its assessment of the effectiveness in internal control over financial reporting as of September 30, 2012, the Company determined that there were control deficiencies that constituted a material weakness, as described below.

The Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training to analyze, review, and monitor the accounting of disclosures that are significant or non-routine. This material weakness resulted in errors in the prior period financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Due to this material weakness, management concluded that our internal control over financial reporting was not effective as of September 30, 2012. While the Company has identified certain material weakness in its system of internal control over financial reporting, it believes that is has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and, when resources permit, they will alleviate the material weakness through various steps.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended September 30, 2012.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in the notes accompanying the financial statements filed herewith:

On July 14, 2012, 25,000 shares of common stock were issued upon exercise of outstanding warrants, for an exercise price of $0.02 per share.

The issuances described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration, including the exemption provided under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions.  We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this Report:

EXHIBIT INDEX

Number	Description
3(i).1	Fourth Amended and Restated Certificate of Incorporation(1)
3(i).2	Amendment to Fourth Amended and Restated Certificate of Incorporation(1)
3(ii)	Bylaws(1)
4.1	HumanBeams, Inc. 2004 Incentive Compensation Plan(1)
4.2	Beamz Interactive 2009 Incentive Compensation Plan(1)
4.3	First Amendment to Beamz Interactive 2009 Incentive Compensation Plan(1)
4.4	Second Amendment to Beamz Interactive 2009 Incentive Compensation Plan(1)
4.5	Non-Qualified Deferred Compensation Plan(1)
10.1	License Agreement by and between Cypher Entertainment Group LLC and Beamz Interactive, Inc. dated August 30, 2012 (2)
31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101	Interactive data files pursuant to Rule 405 of Regualtion S-T.
(1) Previously filed as an exhibit to the Company’s Registration Statement on Form 10, filed April 19, 2012. (2) Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2012	BEAMZ INTERACTIVE, INC. By /s/ Charles R. Mollo Charles R. Mollo Chief Executive Officer