Form 10-Q/A
period 2012-09-30
BEAMZ INTERACTIVE INC
filed 2013-01-07
CIK 1423357

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number
000-54662

Beamz Interactive, Inc.
(Name of registrant as specified in its charter)

Delaware	94-3399024
(State or other jurisdiction of incorporation)	(IRS employer identification no.)
15354 N. 83rd Way, Suite 102 Scottsdale, Arizona 85260	(480) 424-2053
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares issued and outstanding of the registrant’s $.001 par value common stock as of November 15, 2012: 14,520,079.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Beamz Interactive, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012, is solely to include a corrected version of the previously filed Exhibit 10, which provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

ITEM 6. EXHIBITS

The following documents are filed as part of this Report:

EXHIBIT INDEX

Number	Description
3(i).1	Fourth Amended and Restated Certificate of Incorporation(1)
3(i).2	Amendment to Fourth Amended and Restated Certificate of Incorporation(1)
3(ii)	Bylaws(1)
4.1	HumanBeams, Inc. 2004 Incentive Compensation Plan(1)
4.2	Beamz Interactive 2009 Incentive Compensation Plan(1)
4.3	First Amendment to Beamz Interactive 2009 Incentive Compensation Plan(1)
4.4	Second Amendment to Beamz Interactive 2009 Incentive Compensation Plan(1)
4.5	Non-Qualified Deferred Compensation Plan(1)
10.1	License Agreement by and between Cypher Entertainment Group LLC and Beamz Interactive, Inc. dated August 30, 2012 (2)
31.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(1) Previously filed as an exhibit to the Company’s Registration Statement on Form 10, filed April 19, 2012.
(2) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012
(3) Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 3, 2013	BEAMZ INTERACTIVE, INC. By /s/ Charles R. Mollo Charles R. Mollo Chief Executive Officer