Form 10-Q
period 2012-12-31
BEAMZ INTERACTIVE INC
filed 2013-02-14
CIK 1423357

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2012

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

Shares issued and outstanding of the registrant’s $.001 par value common stock as of February 12, 2013: 15,148,782.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

BEAMZ INTERACTIVE, INC.
CONDENSED BALANCE SHEETS

DECEMBER 31, 2012 AND JUNE 30, 2012

ASSETS

	December 31,	June 30,
	2012	2012
	(Unaudited)
Current Assets:
Cash and cash equivalents	$112,318	$13,293
Accounts receivable, net	19,681	12,547
Inventory, net	145,111	139,216
Prepaid expenses and other current assets	201,860	265,448
Total Current Assets	478,970	430,504

Property and equipment, net	383	683
Deposits	2,500	2,500

Total Assets	$481,853	$433,687

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities:
Accounts payable	$369,778	$427,045
Accrued liabilities	57,126	45,662
Advances from related party	339,548	267,392
Notes payable, net of discount	123,060	43,132
Notes payable - related parties, net of discount	1,098,945	221,833

Total Liabilities	1,988,457	1,005,064

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred Stock 10,000,000 shares authorized $.001 par value:
Series D Convertible Preferred; 1,300,000 authorized;
827,940 and 800,440 shares issued and outstanding	828	800
Common Stock, $.001 par value, 40,000,000 shares
authorized; 15,093,782 and 14,146,082 shares issued and
outstanding	15,094	14,146
Additional paid-in capital	12,456,769	11,839,928
Accumulated deficit	(13,979,295)	(12,426,251)

Total Stockholders' Equity (Deficit)	(1,506,604)	(571,377)

Total Liabilities and Stockholders' Equity (Deficit)	$481,853	$433,687

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Sales, net	$74,048	$152,858	$177,173	$273,320

Cost of goods sold	30,991	83,568	66,863	204,813

Gross profit	43,057	69,290	110,310	68,507

Depreciation and amortization	150	5,556	300	11,112
Research and development expenses	212,640	28,662	326,288	88,342
Sales and marketing expenses	198,546	83,737	328,068	192,884
General and administrative expenses	450,784	142,810	638,500	270,159
Registration costs	47,883	-	174,288	-

Loss from Operations	(866,946)	(191,475)	(1,357,134)	(493,990)

Other Income (Expense):
Interest income	-	-	-	1
Interest expense	(133,990)	(797)	(195,910)	(2,934)

Net Loss	$(1,000,936)	$(192,272)	$(1,553,044)	$(496,923)

Loss per share
Basic and diluted loss per
common share	$(0.07)	$(0.01)	$(0.11)	$(0.04)
Weighted average common shares
outstanding - basic and diluted
	14,616,436	12,926,354	14,490,513	12,926,354

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2012	2011
Reconciliation of Net Loss to Net Cash
Provided (Used) by Operating Activities
Net Loss	$(1,553,044)	$(496,923)

Cash flows from operating activities:
Depreciation and amortization	300	11,114
Equity issued for services, liabilities, license	386,380	11,200
Accounts receivable allowance	772	-
Inventory allowance	1,351	-
Amortization of debt discount	154,627	-
Changes in Assets and Liabilities
Accounts receivable	(7,906)	73,348
Inventory	(7,246)	25,732
Prepaid expenses and other assets	63,588	205,857
Accounts payable	887,965	(40,737)
Accrued liabilities	11,464	18,796
Net cash used by operating activities	(61,749)	(191,613)

Cash flows from financing activities:
Proceeds from related party advances	-	114,739
Proceeds from related party bridge loans	150,000	-
Proceeds from exercise of warrants	10,774	-
Net cash provided by financing activities	160,774	114,739

Increase (decrease) in cash and cash equivalents	99,025	(76,874)
Cash and cash equivalents, beginning of period	13,293	118,528
Cash and cash equivalents, end of period	$112,318	$41,654

Non-cash activity
Related party payments of accounts payable	$749,576	$-
Warrants issued with bridge loans	$220,661	$-
Conversion of related party advances to bridge loans	$677,421	$-
Issuance of bridge loan for payment of services	$195,655	$-
Equity issued for services, liabilities, and license	$386,380	$11,200
Cash paid for:
Income taxes	$-	$-
Interest	$1,997	$-

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1
Nature of Corporation

Beamz Interactive, Inc.  (the “Company”) was incorporated in the State of Delaware in 2001.  The Company's operations consist of the development and sales of an interactive laser controller technology (the “Beamz”) that can be used to develop new market opportunities in a wide variety of music, game, therapy, education, senior care, lighting and consumer applications throughout the world.

Note 2
Summary of Significant Accounting Policies and Use of Estimates

Presentation of Interim Information

The condensed financial statements included herein have been prepared by Beamz Interactive, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of June 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at December 31, 2012, and the results of our operations and cash flows for the periods presented. The June 30, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results may be subject to seasonal variations and the results of operations for the six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies and Use of Estimates

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

Significant Accounting Policies and Use of Estimates (continued)

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

The Company provides an allowance for doubtful accounts based upon an individual review of the accounts outstanding, as well as the prior history of bad debts.  Accounts are considered past due or delinquent based on contractual terms, recent payment activity, and our judgment of collectability. As of December 31, 2012 and June 30, 2012, an allowance has been provided for potentially uncollectible accounts receivable and product returns in the amounts of $45,197 and $44,425, respectively.  Bad debt expense for the six months ended December 31, 2012 and 2011 was $525 and $33,359, respectively.

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

At December 31, 2012 and June 30, 2012 inventory is comprised of the following:

	December 31, 2012	June 30, 2012
	(Unaudited)

Finished goods	$135,378	$131,372
Marketing and media	17,370	14,130
	152,748	145,502
Less: allowance for obsolescence	(7,637)	(6,286)

Net inventory	$145,111	$139,216

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $326,288 and $88,342 for the six months ended December 31, 2012 and 2011, respectively.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

Research and Development (continued)

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company’s software has been available for general release to customers and, accordingly, no development costs have been capitalized.

Software development costs incurred and included in research and development expense noted above totaled $6,210 and $30,000 for the six months ended December 31, 2012 and 2011, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses on the accompanying statements of operations. Advertising expense totaled $114,132 and $59,788 for the six months ended December 31, 2012 and 2011, respectively.

Revenue Recognition

Revenues are recognized when a contract has been entered into or an order placed, the price is fixed, shipment of the products to the customer has occurred, or the transfer of title, if later, and collection is reasonably assured.  Amounts billed to a customer related to shipping or handling charges are included in revenues.

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a reduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  The Company also provides an allowance for sales returns, that is estimated based upon prior experience.  As of December 31, 2012 and 2011, the allowance was $738 and $30,290, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the following estimated useful lives:

		December 31, 2012	June 30, 2012
		(Unaudited)

Computers and office equipment	3 years	$10,485	$10,485
Tooling	8-12 months	80,550	80,550
		91,035	91,035
Accumulated depreciation		(90,652)	(90,352)

		$383	$683

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

Property and Equipment (continued)

Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.  For the six months ended December 31, 2012 and 2011 depreciation expense was $300and $415, respectively.

Concentration of Credit Risk

Management maintains the Company’s cash and cash equivalents in bank accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts, and Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2012 there are no balances that exceeded federally insured limits.

During the six months ended December 31, 2012 the Company had two customers that represented approximately 58% of net sales.  The Company had approximately $10,815 in accounts receivable at December 31, 2012 from these customers.  During the six months ended December 31, 2011, the Company had four customers representing approximately 85% of net sales.  The Company had accounts receivable of approximately $155,000 at December 31, 2011 from these customers.

During the six months ended December 31, 2012, the Company had one significant vendor representing approximately 90% of purchases.  During the six months ended December 31, 2011, the Company had one vendor representing approximately 88% of purchases.  If purchases from this vendor were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 31, 2012, that are of significance, or potential significance, to us.

Per Share Data

Net loss per share (EPS) of common stock is computed based upon the weighted-average number of common shares outstanding during the year. Net loss equates to loss available to common stockholders as there is no dividend accrued for preferred stock.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The calculation of basic and diluted EPS were the same for the six months ended December 31, 2012 and 2011, as the Company had losses from operations during both periods and therefore the effect of all potential common stock equivalents is anti-dilutive (reduces loss per share).  Stock options and warrants representing 1,690,847 and 54,924 shares of Common Stock were outstanding at December 31, 2012 and 2011, respectively, with exercise prices ranging from $.02 to $1.00 per share. Additionally, there were 827,940 and 800,440 shares of Series D preferred stock outstanding at December 31, 2012 and 2011, respectively, that were convertible into common stock on a 1 for 10 basis.

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

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 3
Commitments

The Company is a party to various licensing agreements with regards to music and video content and the use and sale of same with its product and through its website.  The agreements have varying terms and include royalties based on the sales or use of the aforementioned licenses.  The terms range from a royalty equal to 17.5% to 25% of the net revenues or a floor rate of $.15 to $.30 per record in each electronic transmission record.  For the six month periods ended December 31, 2012 and 2011, royalty fees under these licenses were approximately $4,700 and $9,200, respectively, and are included in cost of sales on the statement of operations.

The Company is a party to a consulting agreement for the performance of the duties of Engineering and Supply Chain Manager.  The consulting fee is at a rate of $7,729 per month plus bonuses to be paid based on the achievement of certain goals.   The contract automatically renews each year for an additional one year period unless canceled.  Future payments on the contract for the year ended December 31, 2013 are approximately $96,000.

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

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has had limited operations and no pending litigation or potential claims. As a result of these items, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2012 and June 30, 2012.

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

Note 4
Notes Payable

As of December 31, 2012 and June 30, 2012, notes payable consists of the following:

	December 31, 2012	June 30, 2012
	(Unaudited)
10% Bridge Loans due through May, 2013; unsecured	132,655	50,000

	132,655	50,000
Less: unamortized discount for warrants	(9,595)	(6,868)
	$123,060	$43,132

During the six months ended December 31, 2012 and the year ended June 30, 2012 the Company issued Bridge Loans to related parties (Note 6) and six unrelated parties.  The Bridge Loans also provided for the issuance of warrants at the rate of 50% of the principal amount that are exercisable at $.02 per share (Note 5).  A discount, related to the relative fair value of the warrants at the date of grant, was recorded and is being amortized to interest expenses over the term of the loans under the effective interest method.  The Bridge Loan Agreements provide that each note holder must convert all of the principal balance of, and accrued, but unpaid interest on such noteholders'  Bridge Promissory Note into securities offered in an equity financing of the Company of $800,000 or more consummated after the date of the Bridge Loan.  No principal or interest has been paid on the Bridge Promissory Notes and in October 2012 the notes were amended to extend the maturity dates through March 2013 and a provision for a 10% discount upon conversion was eliminated (Note 7).

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5
Equity

Common Stock

As of December 31, 2012, the Company has 50,000,000 shares of stock authorized, 40,000,000 of which have been designated as common stock, $.001 par value. There were 15,093,782 common shares issued and outstanding at December 31, 2012.

During the six months ended December 31, 2012, the Company issued 409,000 shares of common stock to various contractors and officers and directors for services that were valued at $386,380.    In addition, 538,700 shares of common stock were issued for proceeds of $10,774, pursuant to the exercise of 538,700 warrants.

Preferred Stock

As of December 31, 2012 the Company has 10,000,000 shares of preferred stock, $.001 par value, authorized of which 1,300,000 shares are Series D Convertible Preferred Stock (“Series D”). There are 827,940 shares of Series D issued and outstanding at December 31, 2012.  Each Series D share is convertible into 10 shares of common stock and has a liquidation preference of $10 per share.

During the six months ended December 31, 2012 the Company issued 25,000 shares of Series D preferred stock to Cypher pursuant to the renegotiated license agreement (Note 3).  The shares were valued at $142,500. In addition, the Company has corrected the outstanding Series D shares to include 2,500 Series D shares issued in 2008 with a de minimis value.

Commitment

Pursuant to the July 2011  Bridge Loan Stock Purchase and Security Agreement, each cash Lender under the Loan Document, simultaneously with the consummation of a Sale Event, shall be entitled to a fee in an amount equal to two hundred (200%) of the original principal amount loaned by such Lender to the Company, regardless whether such Lender's Note is outstanding at that time, and such fee shall be paid to the Lenders in preference above any amounts owed by the Company to its other stockholders.  The aggregate amount of such preference payments equals $2,815,850 as of December 31, 2012.

Warrants & Options

Pursuant to the Bridge Loan Financing Agreement, as additional consideration for each of the Loans, the Company granted the Lenders warrants with the right to purchase a number of shares of the Company's common stock equal to fifty percent (50%) of the principal amount of the Lender's Notes. During the six months ended December 31, 2012, 511,523 warrants were issued pursuant to the Bridge Loan Financing Agreement.  The warrants are exercisable at $.02 per share and expire through January 2015. As the warrants were issued with the bridge loans, the relative fair value of same, in the amount of $220,661 for the six months ended December 31, 2012, was allocated between the debt proceeds and the warrants and the warrant relative value reflected as a discount on the debt that will be amortized over the term of the debt.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5
Equity (Continued)

Warrants & Options (continued)

During August 2012 the Company granted 1,500,000 warrants pursuant to a Pooled Vehicle Participation Agreement (Note 3).  The warrants expire in August 2013 and have an exercise price of $1 per share.

2004 Incentive Compensation Plan

The Company has adopted the 2004 Incentive Compensation Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive and non-incentive stock options.  The Company has reserved 750,000 shares of common stock for issuance underlying the grants under the 2004 Plan. As of December 31, 2012, 29,825 options under the plan are outstanding. Options under the 2004 Plan generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.

2009 Incentive Compensation Plan

In January 2009, the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”) that permits the issuance of options or shares to selected employees and directors of, and consultants to, the Company.  The Plan was amended in January 2012 to reserve 1,150,000 shares of Series C Preferred Stock for issuance underlying the grants of stock, stock options and warrants.  As of December 31, 2012, 765,906 shares of Series C Preferred Stock were issued pursuant to the Plan and were converted to common stock in June, 2011.  Options under the 2009 Plan generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.

A summary of the options and warrants for the six months ended December 31, 2012are presented in the table below:

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Aggregate Fair Value

Outstanding at June 30, 2012	$0.04	209,924	3.16	$151,955

Granted	0.75	2,019,623	0.64	281,345
Exercised	0.02	(538,700)	-	(282,540)

Outstanding at December 31, 2012
(unaudited)	$0.90	1,690,847	0.88	$150,760

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5
Equity (Continued)

Warrants and Options (continued)

For purposes of determining the fair values of warrants issued during the six months ended December 31, 2012 using the Black-Scholes option pricing model, the Company used the following assumptions in the six months ended December 31, 2012; expected volatility 150%, risk-free interest rate 1%, warrant life of 3 years, estimated market price of $.57 per share and expected dividend rate of 0%.

Included in the table above are 29,825 options outstanding at December 31, 2012 and June 30, 2012.  The options are subject to various vesting periods up to thirty three months and all were fully vested as of December 2011.   The options expire on various dates between January, 2014 and October, 2018. Additionally, the options and warrants had an intrinsic value of $88,879 as of December 31, 2012.  Intrinsic value arises when the exercise price is lower than the market, which was estimated to be $.57 per share at December 31, 2012.

The options outstanding at December 31, 2012 had no unrecognized compensation costs.

Note 6
 Related Party Transactions

As of December 31, 2012 and June 30, 2012, notes payable to related parties consists of the following:

	December 31, 2012	June 30, 2012
	(Unaudited)
10% Bridge Loans to related parties through April, 2013; unsecured	1,200,420	260,000

	1,200,420	260,000
Less: unamortized discount for warrants	(101,475)	(38,167)
	$1,098,945	$221,833

At December 31, 2012 and June 30, 2012 the Company had a payable to entities controlled by the chief executive officer in the amounts of $339,548 and $267,392, respectively.  The payable is non-interest bearing, uncollateralized, and due on demand.  The aforementioned entities paid additional expenses on behalf of the company during the six months ended December 31, 2012 and converted $677,421 into bridge loans in October 2012.

During the six months ended December 31, 212 the Company received $150,000 in bridge loans from  entities controlled by the chief executive officer.  The entities received 75,000 warrants to purchase common stock at $.02 per share, expiring in April 2013.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6
 Related Party Transactions (Continued)

During the six months ended December 31, 2012 the Company issued 25,000 shares of common stock to the audit committee chair for services and 150,000 shares of common stock to an officer for services to be performed through July 2013.In addition, the Company issued bridge loans, in the aggregate amount of $113,000, to three related parties for services and the conversion of accounts payable.

Note 7
Subsequent Events

During January 2013, the Company issued an aggregate of 55,000 shares of common stock to various contractors.

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

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other “forward-looking” information. The words “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “goal” and similar expressions identify such a statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in this and our other SEC filings. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

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

Products

We have developed an interactive laser controller technology that can be used to develop new market opportunities in a wide variety of music, game, therapy, education, senior care, lighting and consumer applications. Our first commercial products (“Beamz Player” and “Beamz Pro”) bring music to everyone in a manner that has previously not been possible. By connecting the Beamz Player to a PC computer and installing the included software, the user can “play” a wide range of digitized musical instruments by simply interrupting one or more laser beams with their hands, thereby creating great music in conjunction with a background rhythm track of original, popular, disc jockey (DJ) and children’s songs across numerous music genres (including Jazz, Blues, Hip Hop, Rock, Classical, Latin).  In each song the user can select up to 12 different instruments, music clips and sound effects that are harmoniously paired with a background rhythm track, amounting to hundreds of instruments to choose from across all songs in the Beamz Music Library.  These are often actual recordings of artists playing such instruments, thus sound just like a high quality digital recording of the instrument. The included Beamz Player software makes it easy to make great sounding music in minutes by following the diagram of the Beamz Player on the screen of the attached computer that allows the user to identify which laser beam controls which instruments.  Beamz songs are set up to be harmonious regardless how they are played and the music samples assigned to a laser beam offer more complexity, often with several notes, chords and/or series of music samples controlled by touching one of the laser beams.  Because the music is harmonious no matter which laser beam is interrupted Beamz Products allow people that have no previous musical background or training to play and enjoy music within minutes, yet it has the depth to enable accomplished DJs, artists and musicians to perform, compose and create sophisticated interactive music.

We have commercialized several products that use the Beamz interactive laser controller technology for music making and music-controller-related products.  These products are “interactive music systems” that combine unique laser controller hardware and various versions of interactive music software, including mapping software applications that enable the Beamz laser controller hardware to be used with software applications offered by other companies relating to mixing/DJ, lighting controls and music creation/production applications. “Interactive” refers to the fact the consumer is interacting with the song by choosing to bring different instruments or sound effects into the mix at their discretion, as opposed to passively listening to a song recording.

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

In the consumer market, the Beamz Player is promoted as a music making and music entertainment product that anyone can play.  The pre-programmed Beamz songs provided with the consumer product, and the additional Beamz songs available on the Beamz web site for purchase, provide consumers the ability to initiate the playback of hundreds of different instruments and sound effects.  Each Beamz song is unique and set up with varying playback settings and options by Beamz composers so that consumers have the experience of controlling and playing back harmonious music.  In some cases, a laser beam is set up to play just a single note or a single music file.  But laser beams can also be set up to play complex sequences of music files, with the timing of the laser beam interruption contributing to how the music is played back.  Depending on the complexity of the pre-programmed music files within a Beamz song, a user may experience the sensation of “playing the instrument” represented by the laser beams as they move their fingers in and out of the laser beams.

The Beamz interactive music software also provides amateur and professional musicians opportunities to create original compositions.  Using the Beamz Studio interactive music editing software application, musicians may create new songs by combining music samples made by music production software applications (e.g. ProTools) and defining in the Beamz Studio software how those samples are to be played back into a defined rhythm track.  Content from musician David Ellefson is an example of new music created and published to be experienced exclusively through the Beamz interactive music systems.  Musicians may also record their “performances” with the interactive Beamz songs, which may vary depending on how they choose to playback the pre-programmed samples, yielding significant variations of songs.

For the performing musician and/or DJ, the Beamz laser controller may be used with MAC and PC compatible mapping software that sends MIDI and/or keystroke commands to initiate controls for other software applications (e.g., Ableton Live 8, Virtual DJ, Serato).  Musicians may use the Beamz Studio software application to configure songs to be controlled by using the Beamz laser controller for their specific performance needs.

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

Our product offering consists of a variety of hardware configurations, content and software that are tailored to each target market.

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

We have evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes. In that regard, we have evaluated all tax positions that could have a significant effect on the financial statements and determined that we have no uncertain tax positions at December 31, 2012 that could have a significant effect on our financial statements. Our returns after 2009 remain open for examination.

Share-Based Compensation. We account for compensation for all arrangements under which employees, consultants and others receive shares of stock or equity instruments (including options and warrants) in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation”, or ASC Topic 505-50 “Equity Based Payments to Non-Employees”. Under ASC Topic 718, the fair value of each award is estimated and amortized as compensation expense over the requisite service period. The fair value of our share-based awards is estimated on the grant date using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected price volatility and estimated option term. As we have been operating as a public company, with no trading to date, we are unable to use actual price volatility and option life data as input assumptions within our Black-Scholes valuation model. We have used expected volatilities based on the historical volatility of the industry sector in which we operate, in accordance with the guidance set forth in ASC Topic 718.

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

Our risk-free interest rates are based on a zero-coupon U.S. treasury instrument, the term of which is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common Stock; therefore, the expected dividend yield is assumed to be zero. The fair value of share-based payments is generally amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The warrants that have been issued with our 2012 bridge financing during the six months ended December 31, 2012 have been valued at $.55/share based on a third party valuation.  The warrants issued with our 2012 bridge financing during the year ended June 30, 2012 have been valued at $.98/share, based on the offering price in our private placement memorandum, and a volatility of 150%. As the Company begins trading on the OTCQB market, or the Company sells securities at a different price, this value may change with respect to future issuances as the market price varies for our Common Stock.

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

Common Stock issuances are currently being valued at $.57/share, which is the estimated market price based on a third-party valuation due to limited trading to date. As the Company trading on the OTCBB market increases, or the Company sells securities at a different price, this value may change with respect to future issuances as the market price varies for our common stock.

Research and Development costs. Expenses related to research, design and development of products are charged to research and development costs as incurred. These expenditures include direct salary costs and/or consultant expenses for research and development personnel and contractors, costs for materials used in research & development activities and costs for outside services.

Results of Operations and Financial Condition

For the three months ended December 31, 2012 compared with the three months ended December 31, 2011:

Revenues.  The Company generated revenues for the three months ended December 31, 2012 of $74,048, as compared to revenues of $152,858 for the three months ended December 31, 2011, or a 52% decrease in revenues. The decrease in revenue is due primarily to: (a) the elimination of several retail accounts in 2012 and (b) the appearance on “The View” TV show which drove material sales in 2011, and was not replicated in 2012. These programs were not pursued in 2012 as the Company concentrated on developing its next-generation product, minimizing expenses and pursuing necessary financing to  implement a more substantial consumer marketing program in the latter part of 2013.

Cost of Goods Sold. Cost of goods sold for the three months ended December 31, 2012 were $30,991, as compared to cost of sales of $83,568 for the three months ended December 31, 2011, for a decrease in cost of sales of $52,577.  This is due to ongoing product cost reductions, a favorable product & channel mix in 2012 and lower sales levels. The gross margin rose to approximately 58% for the three months ended December 31, 2012 as compared to the gross margin of approximately 45% for the three months ended December 31, 2011. The increase in the gross margin is primarily due to product cost reductions and a favorable product and channel mix in 2012.

Research and Development (“R&D”). R&D expenses for the three months ended December 31, 2012 were $212,640, as compared to R&D expenses of $28,662 for the three months ended December 31, 2011, or a 642% increase.  The increase is due to the increased cost associated with our next-generation product development in 2012. In addition, the three month period ending December 31, 2012 included approximately $26,000 of non-cash expenses associated with stock grants to various development consultants.

General and Administrative expenses (“G&A”). G&A expenses for the three months ended December 31, 2012 were $450,784 as compared to G&A expenses of $142,810 for the three months ended December 31, 2011, or a 215% increase in G&A expenses.  The increase is due to increased costs of approximately $192,000 related to raising capital and related services provided by various financial consultants, and included non-cash G&A expenses of approximately $159,000 for the three months ending December 31, 2012.

Sales & Marketing expenses.  Sales and Marketing expenses for the three months ended December 31, 2012 were $198,546, as compared to sales and marketing expenses of $83,737 for the three months ended December 31, 2011, or a 137% increase.  The increase is due to increased infrastructure and consulting personnel to position the Company to implement its 2013 sales plans, and included approximately $45,000 in non-cash expenses during 2012.

Registration Costs. Registration costs for the three months ended December 31, 2012 were $47,883 as compared to nil for the three months ended December 31, 2011.  The increase is due to the additional costs related to the preparation and filing of the Form 10 during the three months ended December 31, 2012 and various legal costs related to being a public company.

Interest Expense.   Interest expense was $133,990 for the three months ended December 31, 2012, as compared to $797 for the three months ended December 31, 2011, or an increase of $133,193. The increase is due to additional bridge notes executed in 2012 in addition to the non-cash amortization of debt discounts of approximately $105,000 on the bridge loans.

Net Loss. We had a net loss for the three months ended December 31, 2012 of $1,000,936, as compared with a net loss of $192,272 for the three months ended December 31, 2011, or an increase in net loss of 421%. The increase in net loss for the three months ended December 31, 2012 is due to the increase in registration costs incurred to file the Company's Form 10 and ongoing compliance, the increase in general and administrative costs—most notably related to financing activities and the increase in research and development costs, offset by improved gross margins as previously discussed.  Approximately $230,000 of this loss was non-cash.

All material changes in financial condition and results of operations for the three months ended December 31, 2012 compared with the three months ended December 31, 2011 are identified in the above analysis for the periods ended December 31, 2012 and 2011.

For the six months ended December 31, 2012 compared with the six months ended December 31, 2011:

Revenues.  The Company generated revenues for the six months ended December 31, 2012 of $177,173, as compared to revenues of $273,320 for the six months ended December 31, 2011, or a 35% decrease in revenues. The decrease in revenue is due primarily to: (a) the decrease in sales generated from a one-time sale to our strategic license partner in 2011; (b) elimination of several retail accounts in 2012 and (c) the appearance on “The View” TV show that drove material sales in  2011 and was not replicated in 2012. These programs were not pursued in 2012 as the Company concentrated on developing its next-generation product, minimizing expenses and pursuing necessary financing to  implement a more substantial consumer marketing program in the latter part of 2013.

Cost of Goods Sold.  Cost of goods sold for the six months ended December 31, 2012 were $66,863, as compared to cost of sales of $204,813 for the six months ended December 31, 2011, for a decrease in cost of sales of $137,950. This is due to ongoing product cost reductions, a favorable product & channel mix and lower sales levels in 2012. The gross margin rose to approximately 65% for the six months ended December 31, 2012 as compared to the gross margin of approximately 25% for the six months ended December 31, 2011.   The increase in the gross margin is primarily due to a one-time $83,200 product sale to Cypherat about cost in the period ended September 30, 2011, product cost reductions and a favorable product and channel mix in 2012.

Research and Development (“R&D”). R&D expenses for the six months ended December 31, 2012 were $326,288, as compared to R&D expenses of $88,342 for the six months ended December 31, 2011, or a 269% increase.  The increase is due to the increased cost associated with our next generation product development in 2012. In addition, the six months ending December 31, 2012 included approximately $58,000 of non-cash expenses associated with stock grants to various development consultants

General and Administrative expenses (“G&A”). G&A expenses for the six months ended December 31, 2012 were $638,500 as compared to G&A expenses of $270,159 for the six months ended December 31, 2011, or a 136% increase in G&A expenses.  The increase is due to increased costs of approximately $263,000 related to raising capital and related services provided by various financial consultants, and included non-cash G&A expenses of approximately $280,000 for the six months ending December 31, 2012.

Sales & Marketing expenses.  Sales and Marketing expenses for the six months ended December 31, 2012 were $328,068, as compared to sales and marketing expenses of $192,884 for the six months ended December 31, 2011, or a 70% increase.  The increase is due to additional infrastructure and consulting personnel to position the Company to implement its 2013 sales plans, and included approximately $53,000 in non-cash expenses during 2012.

Registration Costs. Registration costs for the six months ended December 31, 2012 were $174,288 as compared to nil for the six months ended December 31, 2011.  The increase is due to additional costs related to the preparation and filing of the Form 10 during the six months ended December 31, 2012 and various legal costs related to being a public company.

Interest Expense.   Interest expense was $195,910 for the six months ended December 31, 2012, as compared to $2,934 for the six months ended December 31, 2011, or an increase of $192,976. The increase is due to additional bridge notes executed in 2012 in addition to the non-cash amortization of debt discounts of approximately $155,000 on the bridge loans.

Net Loss. We had a net loss for the six months ended December 31, 2012 of $1,553,044, as compared with a net loss of $496,923 for the six months ended December 31, 2011, or an increase in net loss of 212%. The increase in net loss for the six months ended December 31, 2012 is due to the increase in registration costs incurred to file the Company's Form 10 and ongoing compliance, the increase in general & administrative costs—primarily related to financing activities and the increase in research and development costs, offset by improved gross margins as previously discussed.  Approximately $545,000 of this loss was non-cash.

All material changes in financial condition and results of operations for the six months ended December 31, 2012 compared with the six months ended December 31, 2011 are identified in the above analysis for the periods ended December 31, 2012 and 2011.

Liquidity and Capital Resources

Our principal liquidity from inception (2001) to December 31, 2012, came from the sale of equity interests and debt financing.  We issued 15,093,782 common shares related to the issuance of Common Stock and the conversion of all shares of Series A, A-1, B, and C Convertible Preferred into Common Stock.  We have issued $6,730,208 of notes payable with interest rates between 8% and 10%, which were subsequently converted to Series D Convertible Preferred Stock in June 2011. Through December 31, 2012, the Company received $1,333,075 from the 2012 bridge loan financing of which $1,200,420 was received from related parties.  As of December 31, 2012, total paid-in capital was $12,456,769.  During the six months ended December 31, 2012, we used approximately $61,749 to fund operations that was funded primarily by loans from related parties.

We anticipate incurring significant expenditures during fiscal 2013 and 2014 to pursue our planned business operations including additional research and development of products and technology.  Our ability to execute on these plans is dependent on our ability to generate additional investment proceeds.  In the event that we are unable to raise the necessary funds, we will have to modify our current business plans and may not be able to attract the customers necessary to generate positive income from operations; in such case, the business plan would have to be modified to address the funding issues.

The past operating expenses and cash needs are not indicative of our current planned operations, as we have completed our development stage, and the Company is now entering a sales, marketing and operating business phase.  Our plan may require substantially more cash to operate depending upon how quickly new product sales and new distribution channels can be established.  However, if funding is not secured, we will be scaled back proportionately. At this time, we are dependent on outside funding to support our operations and anticipate we will need outside funding for at least the next twelve to twenty-four months to support our business model.  If we are unable to obtain continued outside funding, our operations would be severely impacted and it may not be possible to remain in business.  Given current operations, traditional debt financing is not likely and we will have to continue to rely on equity or debt investments from outside non-banking sources.

We are currently conducting both a private placement of our common stock and bridge loan financing, both of which are meant to address our present liquidity concerns. However, given the present circumstances and our dependence on additional financing, there can be no assurance that the Company's efforts will be successful.  The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations and obtain additional financing.  The Company's independent registered public accounting firm has included an explanatory paragraph regarding the uncertainty about the Company's ability to continue as a going concern in their audit report attached to our financial statements for the years ended June 30, 2012 and 2011.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended December 31, 2012, there were no changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended June 30, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective as of December 31, 2012, as a result of the identification of the material weakness described below.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published. In its assessment of the effectiveness in internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted a material weakness, as described below.

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

Due to this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2012. While the Company has identified certain material weakness in its system of internal control over financial reporting, it believes that is has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and, when resources permit, they will alleviate the material weakness through various steps.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective as of December 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended December 31, 2012.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in the notes accompanying the financial statements filed herewith, on January 2, 2013 the Company issued an aggregate of 55,000 share of common stock to various contractors.

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

Date: February 14, 2013	BEAMZ INTERACTIVE, INC. By /s/ Charles R. Mollo Charles R. Mollo Chief Executive Officer