Form 10-Q
period 2013-03-31
BEAMZ INTERACTIVE INC
filed 2013-05-14
CIK 1423357

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

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

Shares issued and outstanding of the registrant’s $.001 par value common stock as of May 12, 2013: 16,017,812.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Balance Sheets as of March 31, 2013 (unaudited)	3
and June 30, 2012

Unaudited Condensed Statements of Operations	4
for the three and nine months ended March 31, 2013 and 2012

Unaudited Condensed Statements of Cash Flows	5
for the nine months ended March 31, 2013 and 2012

Notes to Unaudited Condensed Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition	19
and Results of Operations

Item 3: Quantitative and Qualitative Disclosures about Market Risk	24

Item 4: Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	25

Item 1A: Risk Factors	25

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3: Defaults upon Senior Securities	26
Item 4: Mine Safety Disclosures	26
Item 5: Other Information	26

Item 6: Exhibits	26
Signatures	27

PART I – FINANCIAL INFORMATION

BEAMZ INTERACTIVE, INC.
CONDENSED BALANCE SHEETS

MARCH 31, 2013 AND JUNE 30, 2012

ASSETS
	March 31,	June 30,
	2013	2012
	(Unaudited)
Current Assets:
Cash and cash equivalents	$21,773	$13,293
Accounts receivable, net	35,586	12,547
Inventory, net	141,252	139,216
Prepaid expenses	507,797	265,448
Total Current Assets	706,408	430,504

Property and equipment, net	233	683
Deposits	2,500	2,500

Total Assets	$709,141	$433,687
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$414,473	$427,045
Accrued liabilities	123,035	45,662
Advances from related party	656,472	267,392
Notes payable, net of discount	168,637	43,132
Notes payable - related parties, net of discount	1,369,847	221,833

Total Liabilities	2,732,464	1,005,064

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred Stock 10,000,000 shares authorized $.001 par value:
Series D Convertible Preferred; 1,300,000 authorized;
811,038 and 800,440 shares issued and outstanding	811	800
Common Stock, $.001 par value, 40,000,000 shares
authorized; 15,667,802 and 14,146,082 shares issued and
outstanding	15,668	14,146
Additional paid-in capital	12,758,239	11,839,928
Accumulated deficit	(14,798,041)	(12,426,251)

Total Stockholders' Equity (Deficit)	(2,023,323)	(571,377)

Total Liabilities and Stockholders' Equity (Deficit)	$709,141	$433,687

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Sales, net	$50,272	$38,082	$227,445	$311,402

Cost of goods sold	23,536	21,021	90,399	225,834

Gross profit	26,736	17,061	137,046	85,568

Depreciation and amortization	150	5,558	450	16,670
Research and development expenses	150,586	80,778	476,874	169,120
Sales and marketing expenses	239,713	174,151	567,781	367,035
General and administrative expenses	331,520	391,467	970,020	661,626
Registration costs	26,306	86,189	200,594	86,189

Loss from Operations	(721,539)	(721,082)	(2,078,673)	(1,215,072)

Other Income (Expense):
Interest income	-	-	1	1
Interest expense	(97,207)	(33,141)	(293,118)	(36,075)

Net Loss	$(818,746)	$(754,223)	$(2,371,790)	$(1,251,146)

Loss per share
Basic and diluted loss per
common share	$(0.05)	$(0.05)	$(0.16)	$(0.10)
Weighted average common shares
outstanding - basic and diluted
	15,415,090	13,778,158	14,725,715	13,168,565

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2013	2012
Reconciliation of Net Loss to Net Cash
Used in Operating Activities
Net Loss	$(2,371,790)	$(1,251,146)

Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	450	16,670
Equity issued for services, liabilities, and license	617,230	658,200
Allowance for doubtful accounts	1,586	17,731
Inventory allowance	1,148	51
Amortization of debt discount	212,283	18,874
Changes in Assets and Liabilities
Accounts receivable	(24,625)	102,325
Inventory	(3,184)	38,869
Prepaid expenses and other assets	(242,349)	1,207
Accounts payable	1,579,584	(40,391)
Accrued liabilities	77,373	9,211
Net cash used by operating activities	(152,294)	(428,399)

Cash flows from financing activities:
Proceeds fom related party advances	-	114,739
Proceeds from related party bridge loans	150,000	210,000
Proceeds from exercise of warrants	10,774	-
Net cash provided by financing activities	160,774	324,739

Increase (decrease) in cash and cash equivalents	8,480	(103,660)
Cash and cash equivalents, beginning of period	13,293	118,528
Cash and cash equivalents, end of period	$21,773	$14,868

Non-cash investing and financing activities
Related party payments of accounts payable	$1,066,501	$-
Warrants issued with bridge loans	$291,840	$-
Conversion of related party advances to bridge loans	$677,421	$-
Issuance of bridge loan for payment of services	$132,655	$-
Equity issued for services, liabilities, and license	$617,230	$658,200
Issuance of bridge loan for related party payment of services	$393,000	$-
Cash paid for:
Income taxes	$-	$-
Interest	$5,953	$14,668

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

Note 2
Summary of Significant Accounting Policies and Use of Estimates

Presentation of Interim Information

The condensed financial statements included herein have been prepared by Beamz Interactive, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of June 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2013, and the results of our operations and cash flows for the periods presented. The June 30, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results may be subject to seasonal variations and the results of operations for the nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Cash and Cash Equivalents

Cash equivalents are considered to be all highly liquid investments purchased with a  maturity, at time of purchase, of three (3) months or less.

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

The Company provides an allowance for doubtful accounts based upon an individual review of the accounts outstanding, as well as the prior history of bad debts.  Accounts are considered past due or delinquent based on contractual terms, recent payment activity, and our judgment of collectability. The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted.  As of March 31, 2013 and June 30, 2012, an allowance has been provided for potentially uncollectible accounts receivable and product returns in the amounts of $46,011 and $44,425, respectively.  Bad debt expense for the nine months ended March 31, 2013 and 2012 was $1,479 and $33,359, respectively.

Prepaid Expenses

Prepaid expenses represent payments for consulting, development, royalty and director fees and are generally being amortized to expense on a straight-line basis over the related contract periods, as applicable.

Inventory, Net

Inventory consists primarily of finished products and materials and supplies.  Inventory is stated at the lower of cost or market.  Cost is determined by using the first-in, first-out method.  The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory.

At March 31, 2013 and June 30, 2012 inventory is comprised of the following:

	March 31, 2013	June 30, 2012
	(Unaudited)

Finished goods	$134,464	$131,372
Marketing and media	14,222	14,130
	148,686	145,502
Less: allowance for obsolescence	(7,434)	(6,286)

Net inventory	$141,252	$139,216

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses on the accompanying statements of operations. Advertising expense totaled $147,927 and $65,447 for the nine months ended March 31, 2013 and 2012, respectively.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $476,874 and $169,120 for the nine months ended March 31, 2013 and 2012, respectively.

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company’s software has been available for general release to customers and, accordingly, no development costs have been capitalized.

Software development costs incurred and included in research and development expense noted above totaled $32,286 and $40,227 for the nine months ended March 31, 2013 and 2012, respectively.

Revenue Recognition

Revenues are recognized when a contract has been entered into or an order placed, the price is fixed, shipment of the products to the customer has occurred, or the transfer of title, if later, and collection is reasonably assured.  Amounts billed to a customer related to shipping or handling charges are included in revenues.

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a reduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  The Company also provides an allowance for product returns, which is estimated based upon prior experience.  As of March 31, 2013 and June  30, 2012, the allowance was $597 and $490, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the following estimated useful lives:

		March 31, 2013	June 30, 2012
		(Unaudited)

Computers and office equipment	3 years	$10,485	$10,485
Tooling	8-12 months	80,550	80,550
		91,035	91,035
Accumulated depreciation		(90,802)	(90,352)

		$233	$683

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

Property and Equipment (continued)

Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.  For the nine months ended March 31, 2013 and 2012 depreciation expense was $450 and $622, respectively.

Concentration of Credit Risk

Management maintains the Company’s cash and cash equivalents in bank accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts, and Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents. As of March 31, 2013 there are no balances that exceeded federally insured limits.

During the nine months ended March 31, 2013 the Company had two customers that represented approximately 52% of net sales.  The Company had approximately $11,350 in accounts receivable at March 31, 2013 from these customers.  During the nine months ended March 31, 2012, the Company had six customers representing approximately 82% of net sales.  The Company had accounts receivable of approximately $66,600 at March 31, 2012 from these customers.

During the nine months ended March 31, 2013, the Company had two significant vendors representing approximately 89% of purchases.  During the nine months ended March 31, 2012, the Company had one vendor representing approximately 88% of purchases.  If purchases from these vendors were disrupted, particularly at certain critical times during the year, our sales could be adversely affected in the short term until alternative supply arrangements could be established.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended March 31, 2013, that are of significance, or potential significance, to us.

Per Share Data

Net loss per share (EPS) of common stock is computed based upon the weighted-average number of common shares outstanding during the period. Net loss equates to loss available to common stockholders as there is no dividend accrued for preferred stock.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The calculation of basic and diluted EPS were the same for the nine and three months ended March 31, 2013 and 2012, as the Company had losses from operations during all periods and therefore the effect of all potential common stock equivalents is anti-dilutive (reduces loss per share).  Stock options and warrants representing 1,855,847 and 159,924 shares of Common Stock were outstanding at March 31, 2013 and 2012, respectively, with exercise prices ranging from $.02 to $1.00 per share. Additionally, there were 811,038 and 800,440 shares of Series D preferred stock outstanding at March 31, 2013 and 2012, respectively, that were convertible into common stock on a 1 for 10 basis.

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

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 3
Commitments

The Company is a party to various licensing agreements with regards to music and video content and the use and sale of same with its product and through its website.  The agreements have varying terms and include royalties based on the sales or use of the aforementioned licenses.  The terms range from a royalty equal to 17.5% to 25% of the net revenues or a floor rate of $.15 to $.30 per record in each electronic transmission record.  For the nine month periods ended March 31, 2013 and 2012, royalty fees under these licenses were approximately $6,300 and $6,100, respectively, and are included in cost of sales on the statement of operations.

The Company is a party to a consulting agreement for the performance of the duties of Engineering and Supply Chain Manager.  The consulting fee is at a rate of $7,729 per month plus bonuses to be paid based on the achievement of certain goals.   The contract automatically renews each year for an additional one year period unless canceled.  Future payments on the contract for the 12 months ended March 31, 2014 are approximately $93,000.

During May, 2011 the Company formed a partnership (the Beamz Cypher Partnership, LLC) with Cypher Entertainment, Inc. (Cypher).  Simultaneously, the Company entered into a ten (10) year license agreement with Beamz Cypher Partnership, LLC granting a worldwide, non-exclusive right and license to develop, modify and/or manufacture the Beamz Products and any additional products approved by the Company. On August 30, 2012 the Company restructured its licensing arrangement with Cypher by terminating its joint venture in favor of entering into a license agreement directly with Cypher (the “Cypher License Agreement”) and the release, by both parties, of any past financial obligations in addition to the issuance of 25,000 shares of Series D preferred stock (Note 5). Pursuant to the Cypher License Agreement, the Company granted Cypher a worldwide, exclusive right and license to develop and manufacture the Smart Phone Beamz Player and market it to online and in-store mass retail channels. Beamz has retained the right to market the new product to a range of other channels, including the professional, DJ, retirement, education, special needs and select internet consumer markets. The Cypher License Agreement provides for payments to Beamz for the use of the Beamz Content included on the Smart Phone Beamz Player equal to $1.50/Unit plus 100% of the out-of-pocket third-party royalties associated with such Beamz Content.  In addition, for each Unit sold by Cypher, Cypher will pay Beamz a royalty equal to thirteen (13%) of the manufacturer contract purchase price for such product. Similarly, Beamz will purchase Smart Phone Beamz Players from Cypher at cost plus thirteen percent (13%) of manufacturer cost for Beamz sales of such new product. Beamz has retained the right to develop, manufacture or license any other products or versions of the Beamz Products it desires other than the Smart Phone Beamz Player product family.  The new product will be owned 50% by Cypher and 50% by the Company, and will be distributed to the retail consumer channel by Cypher. The Company will distribute the new product to other channels, including the professional, DJ, retirement, education, special needs and select internet consumer markets. On April 4, 2013 the license agreement was amended to permit the Company to develop smart phone versions of its next generation products and provides for a payment of $3 per unit by the Company to Cypher for each initial user account download of a new iOS version of the software.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 3
Commitments (Continued)

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has had limited operations and no pending litigation or potential claims. As a result of these items, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2013 and June 30, 2012.

Effective August 13, 2012, the Company entered into the Pooled Vehicle Participation Agreement.  The intent of the agreement is to raise money through a third party which was formed to acquire interests in a portfolio of business ventures.  The third party has been granted 1,500,000 warrants to purchase common stock at an exercise price of $1 per share expiring in August 2013.  In addition, the third party received a fee of $3,000 per month through November 2012 and a commission of 10% of the proceeds received for the exercise of the warrants.  There has been no money raised under this agreement.

In January, 2013 the Company entered into a three year contract with a consulting firm to provide marketing services.  The marketing program is to include direct response marketing, branding and advertising. The consulting firm received 125,000 shares of common stock at the commencement of the contract.  The contract provides for a royalty fee of 3% of all product net revenue received as a direct result of the marketing in the United States and additional stock compensation for achieving certain sales goals.

During March, 2013 the Company entered into a three year contract with a third party to manufacture the next generation Beamz product.  The contract provides for the manufacturer to prepare the tooling and molds for the next generation product as well as manufacture, source raw materials, test and ship the products.  With the exception of the payment for the tooling and molds in the approximate amount of $119,000, there are no minimum purchase obligations under the contract.

Note 4
Notes Payable

As of March 31, 2013 and June 30, 2012, notes payable consists of the following:

	March 31, 2013	June 30, 2012
	(Unaudited)
10% Bridge Loans due through June, 2013; unsecured	182,655	50,000

	182,655	50,000
Less: unamortized discount for warrants	(14,018)	(6,868)
	$168,637	$43,132

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 4
Notes Payable (Continued)

During the nine months ended March 31, 2013 and the year ended June 30, 2012 the Company issued Bridge Loans to related parties (Note 6) and seven unrelated parties.  The Bridge Loans also provided for the issuance of warrants at the rate of 50% of the principal amount that are exercisable at $.02 per share (Note 5).  A discount, related to the relative fair value of the warrants at the date of grant, was recorded and is being amortized to interest expenses over the term of the loans under the effective interest method.  The Bridge Loan Agreements provide that each note holder must convert all of the principal balance of, and accrued, but unpaid interest on such noteholders’ Bridge Promissory Note into securities offered in an equity financing (including any bridge loan conversions) of the Company of $800,000 or more consummated after February 15, 2013.  No principal or interest has been paid on the Bridge Promissory Notes and in October 2012 the notes were amended to extend the maturity dates through March 2013 and a provision for a 10% discount upon conversion was eliminated (Note 7). The notes were amended again in February 2013 to extend the maturity dates through June 30, 2013. As of March 31, 2013 there is an aggregate of $1,663,175 in Bridge Loans outstanding of the available $2.5 million authorized. As of March 31, 2013 the Bridge Loans are reflected net of discounts of $124,591.

Note 5
Equity

Common Stock

As of March 31, 2013, the Company has 50,000,000 shares of stock authorized, 40,000,000 of which have been designated as common stock, $.001 par value. There were 15,667,802 common shares issued and outstanding at March 31, 2013.

During the nine months ended March 31, 2013, the Company issued 814,000 shares of common stock to various contractors and officers and directors for services that were valued at approximately $475,000.    In addition, 538,700 shares of common stock were issued for proceeds of $10,774, pursuant to the exercise of 538,700 warrants.

Preferred Stock

As of March 31, 2013 the Company has 10,000,000 shares of preferred stock, $.001 par value, authorized of which 1,300,000 shares are Series D Convertible Preferred Stock (“Series D”). There are 811,038 shares of Series D issued and outstanding at March 31, 2013.  Each Series D share is convertible into 10 shares of common stock and has a liquidation preference of $10 per share.

During the nine months ended March 31, 2013 the Company issued 25,000 shares of Series D preferred stock to Cypher pursuant to the renegotiated license agreement (Note 3).  The shares were valued at $142,500.  During February, 2013 16,902 shares of Series D Convertible Preferred Stock were converted into 169,020 shares of common stock. In addition, the Company has corrected the outstanding Series D shares to include 2,500 Series D shares issued in 2008 with a de minimis value.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5
Equity (Continued)

Commitment

Pursuant to the July 2012  Bridge Loan Stock Purchase and Security Agreement, each cash Lender under the Loan Document, simultaneously with the consummation of a Sale Event, shall be entitled to a fee in an amount equal to two hundred percent (200%) of the original principal amount loaned by such Lender to the Company, regardless of whether such Lender's Note is outstanding at that time, and such fee shall be paid to the Lenders in preference above any amounts owed by the Company to its other stockholders.  The aggregate amount of such preference payments equals $2,815,850 as of March 31, 2013.

Warrants & Options

Pursuant to the Bridge Loan Financing Agreement, as additional consideration for each of the Loans, the Company granted the Lenders warrants with the right to purchase a number of shares of the Company's common stock equal to fifty percent (50%) of the principal amount of the Lender's Notes. During the nine months ended March 31, 2013, 676,538 warrants were issued pursuant to the Bridge Loan Financing Agreement.  The warrants are exercisable at $.02 per share and expire through January 2015. As the warrants were issued with the bridge loans, the relative fair value of these warrants, in the amount of $291,840 for the nine months ended March 31, 2013, was allocated between the debt proceeds and the warrants and the warrant relative value reflected as a discount on the debt that will be amortized over the term of the debt.

During August 2012 the Company granted 1,500,000 warrants pursuant to a Pooled Vehicle Participation Agreement (Note 3).  The warrants expire in August 2013 and have an exercise price of $1 per share.

2004 Incentive Compensation Plan

The Company has adopted the 2004 Incentive Compensation Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive and non-incentive stock options.  The Company has reserved 750,000 shares of common stock for issuance underlying the grants under the 2004 Plan. As of March 31, 2013, 29,825 options under the plan are outstanding. Options under the 2004 Plan generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.

2009 Incentive Compensation Plan

In January 2009, the Company adopted the 2009 Incentive Compensation Plan (the "2009 Plan") that permits the issuance of options or shares to selected employees and directors of, and consultants to, the Company.  The Plan was amended in January 2012 to reserve 1,150,000 shares of Series C Preferred Stock for issuance underlying the grants of stock, stock options and warrants.  As of March 31, 2013, 765,906 shares of Series C Preferred Stock were issued pursuant to the Plan and were converted to common stock in June, 2012.  Options under the 2009 Plan generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 5
Equity (Continued)

Warrants & Options (continued)

A summary of the options and warrants for the nine months ended March 31, 2013 are presented in the table below:

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Aggregate Fair Value

Outstanding at June 30, 2012	$0.10	209,924	3.16	$151,955

Granted	0.69	2,184,623	0.72	372,096
Exercised	0.02	(538,700)	-	(282,540)

Outstanding at March 31, 2013
(unaudited)	$0.83	1,855,847	0.71	$241,511

For purposes of determining the fair values of warrants issued during the nine months ended March 31, 2013 using the Black-Scholes option pricing model, the Company used the following assumptions in the nine months ended March 31, 2013; expected volatility 150%, risk-free interest rate 1%, warrant life of 3 years, estimated market price of $.57 per share and expected dividend rate of 0%.

Included in the table above are 29,825 options outstanding at March 31, 2013 and June 30, 2012.  The options are subject to various vesting periods up to thirty three months and all were fully vested as of March 2013.   The options expire on various dates between January, 2014 and October, 2018. Additionally, the options and warrants had an intrinsic value of $75,130 as of March 31, 2013.  Intrinsic value arises when the exercise price is lower than the market, which was estimated to be $.57 per share at March 31, 2013.

The options outstanding at March 31, 2013 had no unrecognized compensation costs.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 6
 Related Party Transactions

As of March 31, 2013 and June 30, 2012, notes payable to related parties consists of the following:

	March 31, 2013	June 30, 2012
	(Unaudited)
10% Bridge Loans to related parties through June, 2013; unsecured	1,480,420	260,000

	1,480,420	260,000
Less: unamortized discount for warrants	(110,573)	(38,167)
	$1,369,847	$221,833

At March 31, 2013 and June 30, 2012 the Company had a payable to entities controlled by the chief executive officer in the amounts of $656,472 and $267,392, respectively.  The payable is non-interest bearing, uncollateralized, and due on demand.  The aforementioned entities paid additional expenses on behalf of the Company during the nine months ended March 31, 2013 and converted $677,421 into bridge loans in October 2012.

During the nine months ended March 31, 2013 the Company received $150,000 for issuance of bridge loans from entities controlled by the chief executive officer.  The entities received 75,000 warrants to purchase common stock at $.02 per share, expiring in April 2013.

During the nine months ended March 31, 2013 the Company issued an aggregate of 125,000 shares of common stock to Board members for services,  50,000 shares of common stock to the audit committee chair for services and 150,000 shares of common stock to an officer for services to be performed through July 2013. In addition, the Company issued bridge loans, in the aggregate amount of $393,000, to three related parties for services and the conversion of accounts payable.

Note 7
Subsequent Events

On April 5, 2013, Beamz Interactive, Inc. (the “Company”) entered into endorsement and licensing agreements with musical artist Flo Rida, together with Strong Arm Productions, Inc. and Global Merchandising and Promotions, LLC.  Pursuant to these agreements, which provide the Company a license to use a range of Flo Rida’a music content, the Company plans to create and market a family of Flo Rida products, including: (a) a Flo Rida version of the Beamz interactive music player, which will include Flo Rida’s signature, logo, and image, and (b) one or more Flo Rida software applications, featuring a range of Flo Rida’s music in Beamz interactive format. Under the agreements, Flo Rida has also agreed to film both commercials and videos with Beamz as well as to promote the Beamz interactive music player in a variety of arenas, potentially including social media, concerts and special events.  The agreements provide for the issuances of 300,000 shares of common stock of which 250,000 has been issued, as of the date of this filing, and minimum annual royalties of $100,000, among other provisions.

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 7
Subsequent Events (Continued)

In April, 2013 the Company entered into a licensing agreement with a software developer.  The licensing agreement provides for the issuance of 100,000 shares of common stock to be issued monthly over a three year period, a payment, in the amount of $40,000 to be made in the form of a bridge loan, and a royalty fee of $.10 per royalty product sold.  The licensing agreement will continue unless terminated by mutual agreement.

During May, 2013 the Board of Directors approved a new Secured Bridge Financing in the amount of $4 million.  The financing provides for the issuance of warrants at the rate of 50% of the principal amount that are exercisable at $.02 per share with a three year maturity, is convertible into common stock at $.40 per share and accrues interest at the rate of 10% per annum.  In addition, the financing provides that each noteholder must convert all of the principal balance, and accrued, but unpaid interest on such noteholders’ Bridge Promissory Note into securities offered in an equity financing of the Company of $2,000,000 or more consummated after the date of the Bridge Loan and that $1 million in related party advances be converted into the Bridge Financing at the closing date.  No loans have been issued under this financing to date.

In May, 2013 the Company entered into a consulting agreement for operations outside of the United States expiring on December 31, 2014.  The agreement provides for monthly payments of approximately $13,000 and the issuance of 120,000 shares of common stock, beginning June 2013 and vesting monthly over a two year period.

During April 2013 the Company entered into a one year agreement for marketing services including web development, micro site programming, and online marketing.  The agreement provides for a $10,000 fee for the development of the micro site and commissions up to 35% of net revenues among other provisions.

Subsequent to March 31, 2013 the Company secured $241,000 under the $2.5 million Bridge Financing in  relation to the conversion of accounts payable. Pursuant to these Bridge Financing activities, 120,500 warrants were granted with three year maturities and exercise prices of $.02 per share.

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

Products

We have developed an interactive laser controller technology that can be used to develop new market opportunities in a wide variety of music, game, therapy, education, senior care, and lighting and consumer applications. Our first commercial products (“Beamz Player” and “Beamz Pro”) bring music to everyone in a manner that has previously not been possible. By connecting the Beamz Player to a PC computer and installing the included software, the user can “play” a wide range of digitized musical instruments by simply interrupting one or more laser beams with their hands, thereby creating great music in conjunction with a background rhythm track of original, popular, disc jockey (DJ) and children’s songs across numerous music genres (including Jazz, Blues, Hip Hop, Rock, Classical, Latin).  In each song the user can select up to 12 different instruments, music clips and sound effects that are harmoniously paired with a background rhythm track, amounting to hundreds of instruments to choose from across all songs in the Beamz Music Library.  These are often actual recordings of artists playing such instruments, thus sound just like a high quality digital recording of the instrument. The included Beamz Player software makes it easy to make great sounding music in minutes by following the diagram of the Beamz Player on the screen of the attached computer that allows the user to identify which laser beam controls which instruments.  Beamz songs are set up to be harmonious regardless how they are played and the music samples assigned to a laser beam offer more complexity, often with several notes, chords and/or series of music samples controlled by touching one of the laser beams.  Because the music is harmonious no matter which laser beam is interrupted Beamz Products allow people that have no previous musical background or training to play and enjoy music within minutes, yet it has the depth to enable accomplished DJs, artists and musicians to perform, compose and create sophisticated interactive music.

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

We have evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes. In that regard, we have evaluated all tax positions that could have a significant effect on the financial statements and determined that we have no uncertain tax positions at March 31, 2013 that could have a significant effect on our financial statements. Our returns after 2009 remain open for examination.

Share-Based Compensation. We account for compensation for all arrangements under which employees, consultants and others receive shares of stock or equity instruments (including options and warrants) in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation”, or ASC Topic 505-50 “Equity Based Payments to Non-Employees”. Under ASC Topic 718, the fair value of each award is estimated and amortized as compensation expense over the requisite service period. The fair value of our share-based awards is estimated on the grant date using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected price volatility and estimated option term. As we have been operating as a public company, with limited trading to date, we are unable to use actual price volatility and option life data as input assumptions within our Black-Scholes valuation model. We have used expected volatilities based on the historical volatility of the industry sector in which we operate, in accordance with the guidance set forth in ASC Topic 718.

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

Our risk-free interest rates are based on a zero-coupon U.S. treasury instrument, the term of which is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common Stock; therefore, the expected dividend yield is assumed to be zero. The fair value of share-based payments is generally amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The warrants that have been issued with our 2012 bridge financing during the nine months ended March 31, 2013 have been valued at $.55  per share based on a third party valuation.  The warrants issued with our 2012 bridge financing during the year ended June 30, 2012 have been valued at $.98 per share, based on the offering price in our private placement memorandum, and a volatility of 150%. As the Company begins trading on the OTCQB market, or the Company sells securities at a different price, this value may change with respect to future issuances as the market price varies for our Common Stock.

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

Common Stock issuances are currently being valued at $.57 per share, which is the estimated market price based on a third-party valuation due to limited trading to date. As the Company trading on the OTCQB market increases, or the Company sells securities at a different price, this value may change with respect to future issuances as the market price varies for our common stock.

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

Results of Operations and Financial Condition

For the three months ended March 31, 2013 compared with the three months ended March 31, 2012:

Revenues.  The Company generated revenues for the three months ended March 31, 2013 of $50,272, as compared to revenues of $38,082 for the three months ended March 31, 2012, or a 32% increase in revenues. The  increase is primarily due to sales with a new customer in the senior care market.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2013 were $23,536, as compared to cost of sales of $21,021 for the three months ended March 31, 2012, for an increase in cost of sales of 12%. This is due to increased sales levels in 2013. The gross margin rose to approximately 53% for the three months ended March 31, 2013 as compared to the gross margin of approximately 45% for the three months ended March 31, 2012.   The increase in the gross margin is primarily due to product cost reductions and a favorable product and channel mix in 2013.

Research and Development (“R&D”). R&D expenses for the three months ended March 31, 2013 were $150,586, as compared to R&D expenses of $80,778 for the three months ended March 31, 2012, or an 86% increase.  The increase is due to the increased cost associated with our next-generation product development in 2013. In addition, the three month periods ending March 31, 2013 and 2012 included approximately $33,000 and $40,000, respectively, of non-cash expenses associated with stock grants to various development consultants.

General and Administrative expenses (“G&A”). G&A expenses for the three months ended March 31, 2013 were $331,520 as compared to G&A expenses of $391,467 for the three months ended March 31, 2012, or a 15% decrease in G&A expenses.  The decrease is due to decreased costs related to raising capital and related services provided by various financial consultants, and included non-cash G&A expenses of approximately $110,000 for the three months ending March 31, 2013. For the three months ended March 31, 2012 G&A included non-cash expenses of approximately $319,500.

Sales & Marketing expenses.  Sales and Marketing expenses for the three months ended March 31, 2013 were $239,713, as compared to sales and marketing expenses of $174,151 for the three months ended March 31, 2012, or a 38% increase.  The increase is due to increased infrastructure and consulting personnel to position the Company to implement its 2013 sales plans and new product launch, and included approximately $37,000 in non-cash expenses during 2013. Sales and Marketing expenses for the three months ended March 31, 2012 included approximately $60,000 in non-cash expenses.

Registration Costs. Registration costs for the three months ended March 31, 2013 were $26,306 as compared to $86,189 for the three months ended March 31, 2012.  The decrease is due to the additional costs related to the preparation and filing of the Form 10 during the three months ended March 31, 2012 and various legal costs related to becoming a public company.

Interest Expense.   Interest expense was $97,207 for the three months ended March 31, 2013, as compared to $33,141 for the three months ended March 31, 2012, or an increase of $64,066. The increase is due to additional bridge notes executed in 2013, which resulted in additional non-cash amortization of debt discounts of approximately $58,000 on the bridge loans.

Net Loss. We had a net loss for the three months ended March 31, 2013 of $818,746, as compared with a net loss of $754,223 for the three months ended March 31, 2012, or an increase in net loss of 9%. The increase in net loss for the three months ended March 31, 2013 is due to the increase in sales and marketing expense and research and development costs associated with the next-generation product development and launch, offset by a decrease in registration costs as previously discussed. Approximately $238,000 of this loss was non-cash for 2013 and approximately $420,000 of the 2012 loss was non-cash.

All material changes in financial condition and results of operations for the three months ended March 31, 2013 compared with the three months ended March 31, 2012 are identified in the above analysis for the periods ended March 31, 2013 and 2012.

For the nine months ended March 31, 2013 compared with the nine months ended March 31, 2012:

Revenues.  The Company generated revenues for the nine months ended March 31, 2013 of $227,445, as compared to revenues of $311,402 for the nine months ended March 31, 2012, or a 27% decrease in revenues. The decrease in revenue is due primarily to the elimination of a one-time $83,200 product sale to Cypher in the period ended September 30, 2011.

Cost of Goods Sold. Cost of goods sold for the nine months ended March 31, 2013 were $90,399, as compared to cost of sales of $225,834 for the nine months ended March 31, 2012, for a decrease in cost of sales of $135,435. This is due to lower sales levels, ongoing product cost reductions, and a favorable product and channel mix in 2013. The gross margin rose to approximately 60% for the nine months ended March 31, 2013 as compared to the gross margin of approximately 27% for the nine months ended March 31, 2012.   The increase in the gross margin is primarily due to the elimination of a one-time $83,200 product sale to Cypher at about cost in the period ended September 30, 2012, as well as product cost reductions and a favorable product and channel mix in 2013.

Research and Development (“R&D”). R&D expenses for the nine months ended March 31, 2013 were $476,874, as compared to R&D expenses of $169,120 for the nine months ended March 31, 2012, or a 182% increase.  The increase is due to the increased cost associated with our next generation product development in 2013. In addition, the nine month periods ending March 31, 2013 and 2012 included approximately $90,000 and $40,000, respectively, of non-cash expenses associated with stock grants to various development consultants.

General and Administrative expenses (“G&A”). G&A expenses for the nine months ended March 31, 2013 were $970,020 as compared to G&A expenses of $661,626 for the nine months ended March 31, 2012, or a 47% increase in G&A expenses.  The increase is primarily due to increased  legal and accounting costs in addition to increased costs related to raising capital and related services provided by various financial consultants.  For the nine months ending March 31, 2013 and 2012  G&A included non-cash expenses of approximately $391,000 and $331,000, respectively.

Sales & Marketing expenses.  Sales and Marketing expenses for the nine months ended March 31, 2013 were $567,781, as compared to sales and marketing expenses of $367,035 for the nine months ended March 31, 2012, or a 55% increase.  The increase is due to additional infrastructure and consulting personnel to position the Company to implement its 2013 sales and new product launch plans, and included approximately $90,000 in non-cash expenses during 2013. The nine months ending March 31, 2012 included approximately $60,000 in non-cash expenses.

Registration Costs. Registration costs for the nine months ended March 31, 2013 were $200,594 as compared to $86,189 for the nine months ended March 31, 2012.  The increase is due to additional costs related to the preparation and filing of the  Forms 10-K and 10-Q during the nine months ended March 31, 2013 and various legal costs related to being a public company.

Interest Expense.   Interest expense was $293,118 for the nine months ended March 31, 2013, as compared to $36,075 for the nine months ended March 31, 2012, or an increase of $257,043. The increase is due to additional bridge notes executed in 2013, which included additional non-cash amortization of debt discounts of approximately $212,000 on the bridge loans.

Net Loss. We had a net loss for the nine months ended March 31, 2013 of $2,371,790, as compared with a net loss of $1,251,146 for the nine months ended March 31, 2012, or an increase in net loss of 90%. The increase in net loss for the nine months ended March 31, 2013 is due to the increase in registration costs incurred to file the Company's Forms 10-K and 10-Q and ongoing compliance, the increase in general & administrative costs—primarily related to financing activities - and the increase in sales and marketing expense and research and development costs associated with the development and launch of the Company’s next generation products, offset by improved gross margins as previously discussed. Approximately $783,000 of this loss was non-cash.

All material changes in financial condition and results of operations for the nine months ended March 31, 2013 compared with the nine months ended March 31, 2012 are identified in the above analysis for the periods ended March 31, 2013 and 2012.

Liquidity and Capital Resources

Our principal liquidity from inception (2001) to March 31, 2013, came from the sale of equity interests and debt financing. We issued 15,667,802 common shares related to the issuance of Common Stock and the conversion of all shares of Series A, A-1, B, and C Convertible Preferred into Common Stock in addition to 16,902 shares of Series D Convertible Preferred Stock. We have issued $6,730,208 of notes payable with interest rates between 8% and 10%, which were subsequently converted to Series D Convertible Preferred Stock in June 2012. Through March 31, 2013, the Company received $1,663,075 from the  bridge loan financing, of which $1,480,420 was received from related parties.  As of March 31, 2013, total paid-in capital was $12,758,239.  During the nine months ended March 31, 2013, we used $152,294 to fund operations that were funded primarily by loans from related parties.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are expected to have a material impact on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting.

During third quarter 2013, the Company took steps to correct control deficiencies identified in its annual report on Form 10-K for the year ended June 30, 2012. The Company evaluated and confirmed the effectiveness of its review process for preparation of the Company’s financial statements. It also took steps to secure an outside consultant with the appropriate level of knowledge, experience, and authority to implement the new controls and perform oversight procedures relating to the financial statements. As a result, the Company believes that it addressed the material weakness in internal control over financial reporting that existed as of June 30, 2012. There were no other material changes in internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended March 31, 2013.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

The Company issued 105,000 shares of common stock for services, 175,000 shares of common stock to directors and the audit committee chair for services and 125,000 shares pursuant to a contract for marketing and branding services.  In addition, the Company issued 165,000 warrants relating to the Bridge Loans and issued 169,020 shares of common stock for the conversion of Series D Convertible Preferred Stock.

 As further described in the notes accompanying the financial statements filed herewith, subsequent to March 31, 2013 throught the date of this filing,  the Company issued an aggregate of 350,000 shares of common stock in relation to contracts for software development, and endorsements and licensing agreements.

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

Date: May 14, 2013	BEAMZ INTERACTIVE, INC. By /s/ Charles R. Mollo Charles R. Mollo Chief Executive Officer