Form 10-K
period 2013-06-30
BEAMZ INTERACTIVE INC
filed 2013-10-11
CIK 1423357

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2013

Commission file number 000-54662

Beamz Interactive, Inc.
(Name of registrant as specified in its charter)

Delaware	94-3399024
(State or other jurisdiction of incorporation)	(IRS employer identification no.)

15354 N. 83rd Way, Suite 101 Scottsdale, Arizona 85260	(480) 424-2053
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange A. Yes ☐  No ☒

As of October 1, 2013, 24,971,800 shares of the registrant’s $.001 par value common stock were issued and outstanding (“Common Stock”).

The aggregate market value of the registrant’s voting and non-voting securities held by persons other than affiliates of the registrant – computed at the price at which the registrant’s common equity was last sold is $5,372,912.

BEAMZ INTERACTIVE, INC.
FORM 10-K
JUNE 30, 2013

EMERGING GROWTH COMPANY STATUS

 As a result of the Jumpstart Our Business Startups Act (the “JOBS Act”), enacted in 2012, the information that we are required to disclose has been reduced in a number of ways because, in addition to being a smaller reporting company, we also qualify as  an “emerging growth company,” as defined in the JOBS Act (an “EGC”). We will retain that status until the earliest of (A) the last day of the fiscal year in which we have total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the JOBS Act) or more; (B) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement under the Securities Act of 1933; (C) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (D) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor thereto. As an EGC, we will continue to be relieved from certain significant disclosure requirements, even if we no longer qualify as a smaller reporting company, including the following:

•
EGCs are excluded from Section 404(b) of the Sarbanes-Oxley Act, which requires our auditors to attest to and report on internal controls over financial reporting. The JOBS Act also amended Section 103(a)(3) of the Sarbanes-Oxley Act to provide that (i) any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or changes to the auditor’s report to include auditor discussion and analysis (each of which is currently under consideration by the PCAOB) shall not apply to an audit of an EGC and (ii) any other future rules adopted by the PCAOB will not apply to our audits unless the SEC determines otherwise.

•
The JOBS Act amended Section 7(a) of the Securities Act to provide that as an EGC we need not present more than two years of audited financial statements in an initial public offering registration statement and in any other registration statement need not present selected financial data pursuant to Item 301 of Regulation S-K for any period prior to the earliest audited period presented in connection with such initial public offering. In addition, as an EGC we are not required to comply with any new or revised financial accounting standard until such date as a private company (i.e., a company that is not an “issuer” as defined by Section 2(a) of the Sarbanes-Oxley Act) is required to comply with such new or revised accounting standard. Corresponding changes have been made to the Exchange Act, which relates to periodic reporting requirements, which would be applicable to us if we were required to comply with them. Also, as long as we are an EGC, we may continue to comply with the reduced requirements applicable to smaller reporting companies under Item 402 of Regulation S-K, which requires extensive quantitative and qualitative disclosure regarding executive compensation

•
The JOBS Act will also continue to exempt us from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: (i) the advisory vote on executive compensation required by Section 14A(a) of the Exchange Act, (ii) the requirements of Section 14A(b) of the Exchange Act relating to stockholder advisory votes on “golden parachute” compensation, (iii) the requirements of Section 14(i) of the Exchange Act as to disclosure relating to the relationship between executive compensation and our financial performance, and the requirement of Section 953(b)(1) of the Dodd-Frank Act, which will require disclosure as to the relationship between the compensation of our chief executive officer and median employee pay.

As an EGC, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards.

PART I

ITEM 1. BUSINESS

General

We were incorporated in Delaware in 2001 under the name HumanBeams, Inc.  On December 18, 2007, we changed our name to Beamz Interactive, Inc. Our principal executive office is located at 15354 North 83rd Way, Suite 101, Scottsdale, Arizona 85260, and our telephone number is 480-424-2053. Our principal operations are located in Scottsdale, Arizona. Our website address is www.thebeamz.com.

Products

We have developed an interactive laser controller technology that can be implemented in a wide variety of music, game, therapy, education, senior care, lighting and consumer applications. Our consumer and professional products (previously “Beamz Player” and “Beamz Pro”, now “Beamz by Flo”, “Beamz Education”, and “Beamz DJ” product families and collectively the “Beamz” or “Beamz Products”) can bring music to everyone in a manner that has previously not been possible. By connecting the Beamz to a PC or MAC computer, iPad, or iPhone, depending upon the model, and installing the associated software, the user can “play” a wide range of digitized musical instruments by simply interrupting one or more laser beams with their hands. This allows them to create great music in conjunction with a background rhythm track of original, popular, and children’s songs across numerous music genres (e.g., jazz, blues, hip hop, rock, classical or Latin).  In each song the user can select up to twelve different instruments, music clips and sound effects that are harmoniously paired with a background rhythm track, resulting in hundreds of instruments to choose from across all songs in the Beamz music library.  These are often actual recordings of artists playing such instruments, and thus sound just like a high quality digital recording of the instrument. The Beamz software makes it easy to make great sounding music in minutes by following the diagram on the screen of the attached device, which allows the user to identify which laser beam controls different instruments.  Beamz songs are harmonious regardless of how they are played and the music samples assigned to a laser beam offer additional complexity, often with several notes, chords and/or series of music samples controlled by touching one of the laser beams.  Because the music is harmonious no matter which laser beam is interrupted, the Beamz Products allow people that have no previous musical background or training to play and enjoy music within minutes, yet have the depth to enable accomplished DJs, artists and musicians to perform, compose and create sophisticated interactive music.

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

The Beamz laser controller hardware is a combination of buttons, rocker switches and class 2 laser beams that function as controls and switches for triggering commands in software applications.  In the combination of the Beamz laser controller with the Beamz interactive music software application, the laser controller is the trigger and playback method for single music notes, chords, sound effects, vocals and music files.  Playback varies depending on how each Beamz song is constructed, how a user decides to use the buttons and rocker switches, and how they interrupt the laser beams (e.g. by putting their hands or any other object through the path of the laser beams).

In the consumer market, the Beamz is promoted as a music making and music entertainment product that anyone can play.  The pre-programmed Beamz songs provided with the consumer product, and the additional Beamz songs available on the Beamz web site or for purchase in an application store, provide consumers the ability to initiate the playback of hundreds of different instruments and sound effects.  Each Beamz song is unique and set up with varying playback settings and options by Beamz composers so that consumers have the experience of controlling and playing back harmonious music.  In some cases, a laser beam is set up to play just a single note or a single music file.  But laser beams can also be set up to play back complex sequences of music files, with the timing of the laser beam interruption contributing to how the music is played back.  Depending on the complexity of the pre-programmed music files within a Beamz song, a user may experience the sensation of “playing the instrument” represented by the laser beams as they move their fingers in and out of the laser beams.

The Beamz interactive music software also provides amateur and professional musicians opportunities to create original compositions.  Using the Beamz Studio interactive music editing software application, musicians may create new songs by combining music samples made by music production software applications (e.g. ProTools) and defining in the Beamz Studio software how those samples are to be played back into a defined rhythm track.   Musicians may also record their “performances” with the interactive Beamz songs and, depending on how they choose to playback the pre-programmed samples, may yield significant variations of songs.

For the performing musician and/or DJ, the Beamz laser controller may be used in a MIDI (Musical Instrument Digital Interface) mode, or it may be used with Beamz MAC and PC compatible mapping software that sends MIDI and/or keystroke commands to initiate controls for other software applications (e.g. Ableton Live 8, Virtual DJ, Serato).  Beamz DJ also includes a special version of the Virtual DJ software for DJs. Musicians may use the Beamz Studio software application to configure songs to be controlled by using the Beamz laser controller for their specific performance needs.

As of September 2013, our hardware product offering consists of three major product lines: the Beamz By Flo consumer product family; the Beamz DJ amateur and professional DJ product family; and the Beamz Education, Special Needs, and Health Care product family. The basic technology for these products has been in full production since late 2010. We produced and distributed to customers approximately 12,500 units of our first and second generation Beamz Player and Beamz Pro products.  The first units of our Beamz by Flo product began shipping on September 17, 2013, the Beamz DJ product line is just now being introduced, and the Beamz Education product family will be launched in the last quarter of 2013.

Future Products

We are in the process of expanding our device compatibility to include a range of Android tablet and phone devices, as well as Windows 8 tablet devices.  We expect to continue to develop new Beamz form factors in the future to address additional market opportunities such as the toy or gaming markets.

Marketing

We believe we are positioned to take advantage of the growth in electronic music and entertainment. Key target markets include the mass consumer market, the DJ market, and the education, special needs, senior care, and health care markets.

To pursue these markets and build the Beamz brand, we entered into licensing and endorsement agreements with Flo Rida, a leading hip hop and pop artist.  Flo Rida was recently named a Billboard Top 100 Artist for 2013 and is the best-selling digital hip hop artist in the world, with more than 75 million combined singles sold worldwide.

Current marketing plans include leveraging our relationship with Flo Rida by launching a direct response TV and internet campaign, selected public relations efforts with various magazines, bloggers, and television shows and/or interviews, and an extensive social media campaign.  To implement this plan we prepared a series of videos and commercials with Flo Rida which will be distributed and used beginning in the fourth quarter of 2013.  This will be supplemented with participation at major trade shows (including CES, NAMM, DJ Expo, and many others), a variety of contests with the Beamz, and other related marketing activities.

Sales and Distribution Strategy

Our historical sales and distribution strategy included marketing products on the Beamz web site, on Amazon, with various affiliates and online retailers, in certain retail musical instrument stores, in selected consumer retailers and with select international distributors.

Our planned sales and distribution strategy is as follows:

Leverage Flo Rida Fan Base. Beamz will reach out to Flo Rida’s fan base via social media and other channels of communication, including providing them with special promotional programs such as launch specials and holiday specials.

License/OEM/Partner Beamz Hardware and Software Technologies. We intend to expand the market for our hardware and software products through licensing, partnership and OEM relationships with different complementary entities in selected target markets, potentially including but not limited to education, special needs, physical rehabilitation, senior care, toy companies, gaming companies, music companies and DJ companies.

Implement a Strong Web Site and Internet Marketing Strategy. A main component of our sales and marketing strategy is to maintain a comprehensive family of web sites, coupled with the creation and distribution of video content demonstrating the use of the Beamz Products across all markets and customers. This includes search engine optimization, digital advertising, video distribution, and other internet marketing programs, as well as regular contests.

Implement a Strong Social Media Strategy. We intend to augment our sales and marketing efforts with a strong social media effort, including Facebook, YouTube and Twitter, as well as the social media efforts of various artists that support the Beamz.

Research and Development

We believe continued innovation through research and development is critical to our future success. Through June 30, 2013, our research and development was conducted by a number of outside hardware and software contractors that are under contract with us to develop new products that can be integrated with our current product lines. We spent $880,379 on research and development in fiscal 2013 and $387,457 in fiscal 2012.  We believe that our current research and development effort is sufficient for our current needs; however, we may increase our research and development expenditures depending on the progress of our ongoing efforts, closure of additional customers, OEM and licensing relationships, and the availability of funding.

Manufacturing and Assembly

Assembly of our new primary products occurs at Chen-Source, Inc., a Taiwanese company (“Chen-Source”).  We believe Chen-Source has the capability to manufacture the product in high volumes at reasonable costs.  Currently, Chen-Source is our only Beamz Product hardware vendor.  If their facility experiences a disruption, we would have no other means of assembling those components until we are able to develop the same capability at an alternative facility. A vendor selection process will be used to choose the manufacturer for our future products.

Intellectual Property

We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain the proprietary aspects of our technologies. We rely on a combination of patent, copyright, trademark and other intellectual property rights and measures to protect our intellectual property.

Our patent portfolio includes rights to patents and patent applications that we own. We seek patent protection in the United States and internationally for our products and technologies where and when we believe it is appropriate. United States patents are granted generally for a term of twenty years from the earliest effective priority date of the patent application. The actual protection afforded by a foreign patent, which can vary from country to country, depends on the type of patent, the scope of its claims and the availability of legal remedies in the country.

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

Patents and Patent Applications

Our strategy is to aggressively file, secure, and maintain a broad range of patents and other intellectual property to protect our current and future business. Currently, we have five U.S. Utility Patents and two U.S. Design Patents.  We also have four pending U.S. Utility Patent Applications, three pending International Utility Patent Applications and two pending International Patent Cooperation Treaty  (“PCT”) Patents Applications.

We have four U.S. Registered Trademarks: the Beamz name, the Beamz logo, the name “iBeamz” and the phrase “Play the Light.”   We have a U.S. Registered Copyright on our core Beamz software. We have filed, or will file, copyrights on our key music and software.

License Arrangements

On August 30, 2012 we restructured our licensing arrangement with Cypher Entertainment Group, LLC (“Cypher”) by terminating our joint venture in favor of entering into a license agreement directly with Cypher (the “Cypher License Agreement”). Pursuant to the Cypher License Agreement, we granted Cypher a worldwide, exclusive right and license to develop and manufacture a specific version of the Beamz, the Smart Phone Beamz Player, and market it to online and in-store mass retail channels. This license was subsequently amended on April 4, 2013.  Pursuant to the license agreement and the amendment to the license agreement, Beamz has retained the right to market the new Smart Phone Beamz Player product to a range of other channels, including the professional, DJ, retirement, education, special needs and select internet consumer markets and to make any other Beamz Products that are powered by smart phones or any other devices. The Cypher License Agreement provides for payments to Beamz for the use of the original content included on the Smart Phone Beamz Player (the “Beamz Content”) equal to $1.50/Unit plus 100% of the out-of-pocket third-party royalties associated with such Beamz Content.  In addition, for each Unit sold by Cypher, Cypher will pay Beamz a royalty equal to thirteen (13%) of the of the manufacturer contract purchase price for such product. Similarly, we will purchase Smart Phone Beamz Players from Cypher at cost plus thirteen percent (13%) of manufactured cost for Beamz sales of such new product. Beamz has retained the right to develop, manufacture or license any other products or versions of the Beamz Products as it may desire, other than the Smart Phone Beamz Player product family. Pursuant to the April 4, 2013 amendment, Beamz will pay Cypher a royalty equal to 5% of Beamz’ contract manufacturer cost on any new product developed by Beamz that is powered by, and used with, a smart phone.

On April 17, 2013 we entered into a licensing agreement with Mindsight, LLC.  Pursuant to the agreement, Mindsight is developing an interactive music audit engine that allows Beamz to operate on a variety of operating systems including Mac, Windows, iOS, and Android.  Beamz has the exclusive right to use this technology in Beamz’ markets.

We have agreements with a number of music labels and/or licensing agencies—EMI Music Services, Walt Disney Records, Blind Pig Records, Sony Records, Harry Fox Agency, Inc., Rhino Entertainment, Warner Music Inc., and others—whereby we license the right to use a broad range of songs and videos for use on the Beamz. We believe this adds an exciting multi-media video dimension, enabling the user to display the music video on a television or large monitor while playing the Beamz along with the song. We currently offer a library of over 300 interactive songs for sale on our web site, which we intend to continue to grow via both internal development and third-party artist relationships. These agreements fall into three primary categories:

Original Music Licenses

Beamz licenses original music from various labels, publishers and recording artists. In general, the agreements with recording artists provide that they will receive 30% of the net revenue received by Beamz for the sale of such original music.

Synchronization and Master Lease Agreements

Video song synchronization agreements grant Beamz a worldwide, nonexclusive, irrevocable, unencumbered and transferable right to use, perform, reproduce, and fix the compositions in synchronization with visual images when used in conjunction with the Beamz device.  Each license includes two components, one with a record company (e.g. Hollywood Records and Walt Disney Records, Capital Records, LLC dba EMI Music Services, Rhino Entertainment, Blind Pig Records, Polyvinyl Record Company, and others,) and one with the music publisher (i.e. Seven Peaks Music and Seven Summits Music, EMI Music Publishing, Warner Music Inc., Viper Music, Sony ATV Music Publishing LLC, Polyvinyl Record Company, and others). In general, for downloads, Beamz pays both the music publishers and the record label the greater of $0.30 per sale or 17.5% of the net sales of the licensed product. In the case of licensed product that is included with the Beamz Products, Beamz pays both the publisher and the label $0.15 for each licensed product. Such agreements typically have a term of ten years and call for non-refundable advances that are recoupable from all compensation otherwise payable by Beamz to the licensors.

Mechanical Licensing Agreements

Beamz also secures statutory rate mechanical licenses from various publishers, and via the Harry Fox Agency, for its audio-only cover versions of popular songs. The mechanical licensing rate is $.091 for each licensed product sold.

Competition

While there are no direct competitors for the Beamz Products and technology, there are several indirect competitors whose products consumers may compare to the Beamz music-making experience. These include traditional musical instruments, electronic keyboards/digital pianos and music games using pre-programmed music (e.g. Guitar Hero, Rock Band, and DJ Hero) on PCs, consoles and mobile devices.

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

Employees

As of the date of this filing, we had no employees. All human resources are provided on a consulting contract basis.  We have consulting contracts with thirteen key individuals or firms that provide sales, engineering, software development, song and content production, operations, accounting, and marketing services. All such contracts may be terminated with sixty days’ notice.  Upon completion of our current private offering, we anticipate converting some of these contractors to employee status.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease approximately 5,800 square feet of space from Arizona Design LLC for $4,500/month. Our rent is expected to increase to $5,000/ month in October 2013 and to $5,500/month in January 2014. This lease terminates May 31, 2015. We believe that our current facilities are sufficient to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We registered and began to be traded on the OTCQB under the symbol “BZIC,” on January 22, 2013 but there is a limited active public market for our securities at this time.

As of October 1, 2013, we had 24,971,800 shares of Common Stock outstanding and 811,038 shares of Series D Convertible Preferred Stock outstanding that are convertible into 8,110,380 shares of Common Stock.  We also have outstanding options for the purchase of 29,825 shares of Common Stock,   warrants for the purchase of 662,472 shares of Common Stock, and Convertible Secured Subordinated Promissory Notes convertible into 5,087,138 shares of Common Stock.

Holders

Our Common Stock is currently held by approximately 125 holders of record, while our Series D Convertible Preferred Stock is held by 38 holders of record.

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

The following provides information with respect to securities to be issued with respect to our compensation plans as of June 30, 2013 all of which are fully vested.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2004 Equity Incentive Plan	29,825	$0.4867	7,175
2009 Equity Incentive Plan	0	—	384,094
Equity compensation plans not approved by security holders	__	__	__

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the year ended June 30, 2013.  As further described in the notes accompanying the financial statements filed herewith, during the year ended June 30, 2013, the Company issued:

•	1,709,000 shares of common stock as consideration for services provide by independent contractors and consultants and members of the Board of Directors;
•	27,500 shares of Series D Convertible Preferred Stock in relation to a licensing agreement and services provided by Cypher;
•	169,020 shares of common stock in relation to the conversion of Series D Preferred Stock;
•	5,185,260 shares of common stock in relation to the conversion of $2,074,104 in principal and accrued but unpaid interest under the 2012 Bridge Loans; and
•	1,458,677 shares of common stock in relation to the exercise of outstanding warrants.

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

Overview

We have developed an interactive laser controller technology that can be used in a wide variety of music, game, education, therapy, lighting and consumer applications. Our Beamz Products can bring music to everyone in a manner that has previously not been possible. By simply interrupting one or more laser beams with their hands, the user can play a wide range of musical instruments and create great music in conjunction with a background rhythm track of original, popular, DJ and children’s songs across numerous music genres, including jazz, blues, hip hop, rock, classical and Latin.  Beamz Products allow people that have no previous musical background or training to play and enjoy music within minutes, yet have the depth to enable accomplished DJs, artists and musicians to perform, compose and create very sophisticated interactive music.

Factors That May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.

Revenues

The generation of recurring revenues through sales and licensing of our current and new Beamz products, technology and content are an important part of our business model. Our first commercial product began shipping in fiscal 2008 at a retail price point of $599 per unit. Sales at that time were achieved through an exclusive distribution arrangement with Sharper Image, who subsequently filed for bankruptcy in early 2008. We refocused our strategy in 2009 to seek alternative sales and distribution channels, and to reduce the price for our consumer product to $199.95. Based on market feedback, we defined and developed a second generation product that had a much lower cost and a broader range of capabilities. A consumer and professional version of the second generation product began shipping in late 2010, allowing us to achieve net revenues of $563,411 and $338,830 in fiscal years ending June 30, 2011 and 2012, respectively. The revenues related to the second generation product continued through fiscal year ending June 30, 2013, with net revenues of $261,949,  although the last quarter of fiscal 2013 sales were not material due to the focus on the next generation product that began shipping in September 2013.  Our third generation products, Beamz by Flo and Beamz DJ, include many new features based on continuing market feedback – most notably compatibility with Apple computers and iOS devices such as iPhones and iPads, MIDI capability and a smaller form factor. We anticipate that recurring revenues, including licensing royalties, will constitute an increasing percentage of our total revenues as we increase awareness of the product in the various targeted markets, both directly and through key partnerships, and expand our product offering into new markets.

Since inception, our revenues relate primarily to the sale of our Beamz Player and Beamz Pro products.   We have now phased out these products and expect our material future revenues to come from our Beamz By Flo, Beamz DJ, and Beamz Education product families, as well as from content sales and potential licensing revenue.  Historically, our business has typically been affected by seasonal sales trends primarily resulting from the timing of the holidays in the quarter ending December 31. In the future, as additional markets and distribution channels are developed, our business is expected to be less seasonal.

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

Selling, Marketing, General and Administrative Expenses

Our selling, marketing, general and administrative expenses consist primarily of consulting fees and expenses, advertising and commercial fees and endorsement costs related to our relationship with Flo Rida, sales incentive payments and commissions, travel and benefits; share-based compensation; professional fees, including fees for attorneys and outside consultants; intellectual property protection filings, insurance, marketing costs, and other general and administrative expenses, which include corporate licenses and taxes, postage, office supplies and meeting costs. Our selling, general and administrative expenses are expected to increase due to costs associated with the commercialization of various products, increased consultant fees and/or headcount necessary to support our anticipated growth in operations, and the additional operational and regulatory burdens and costs associated with operating as a publicly traded company. In addition, we expect to incur additional costs associated with protecting our intellectual property rights as necessary to support our product offerings.

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

Inventory. Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. All items included in inventory relate primarily to our Beamz products. We periodically review our inventory for obsolete items and provide a reserve upon identification of potential obsolete items. With the launch of our next generation product in September 2013, we believe that our current products have become obsolete and have provided a reserve for them in their entirety, in the amount of $100,708, as of June 30, 2013.

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

We have evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes. In that regard, we have evaluated all tax positions that could have a significant effect on the financial statements and determined that we have no uncertain tax positions at June 30, 2013, that could have a significant effect on our financial statements. Our returns after 2010 remain open for examination.

Share-based compensation. We account for compensation for all arrangements under which employees, consultants, and others receive shares of stock or equity instruments (including options and warrants) in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation” , or ASC Topic 505-50 “Equity Based Payments to Non-Employees”. Under ASC Topic 718, the fair value of each award is estimated and amortized as compensation expense over the requisite service period. The fair value of our share-based awards is estimated on the grant date using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including the expected price volatility and estimated option term. As we have been operating as a public company, with limited trading to date, we are unable to use actual price volatility and option life data as input assumptions within our Black-Scholes valuation model. We have used expected volatilities based on the historical volatility of the industry sector in which we operate, in accordance with the guidance set forth in ASC Topic 718.

To estimate the expected term, we chose to utilize the “simplified” method for “plain vanilla” options and warrants as discussed in the Securities and Exchange Commission’s Staff Accounting Bulletin 107 (“SAB 107”). We believe that all factors listed in SAB 107 as pre-requisites for utilizing the simplified method are true for us and for our share-based payment arrangements. We intend to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available.

Our risk-free interest rates are based on a zero-coupon U.S. treasury instrument, the term of which is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common Stock; therefore, the expected dividend yield is assumed to be zero. The fair value of share-based payments are generally amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The warrants that have been issued with our 2012 bridge financing during the six months ended December 31, 2012 have been valued at $.55  per share based on a third party valuation and a volatility of 150%.  The warrants issued with our 2012 bridge financing during the year ended June 30, 2012 have been valued at $.98 per share, based on the offering price in our private placement memorandum, and a volatility of 150%. Warrants issued subsequent to our stock trading on the OTCQB market, beginning in January 2013, have been valued using the market rate at the date of grant and a volatility of 150%.

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

Results of Operations

Comparison of the Twelve Months Ended June 30, 2013 to the Twelve Months Ended June 30, 2012

	2013	2012	Percentage Change

Sales, net	$261,949	338,830	(22.7%)
Cost of goods sold	141,329	247,863	(43.0%)
Depreciation and amortization	683	29,924	(97.7%)
Research and development expenses	880,379	387,457	127.2%
Sales and marketing expenses	1,576,836	657,921	139.7%
General and administrative expenses	1,717,872	920,733	86.6%
Inventory impairment	100,708	-	-
Interest expense, net	585,582	71,969	713.7%
Loss on extinguishment of debt	499,320	-	-
Net loss	(5,240,760)	(1,977,037)	165.1%

Sales, net. Sales, net were $261,949 for the year ended June 30, 2013, compared to $338,830 for the year ended June 30, 2012.  The decrease was primarily due to the phasing out of our current products in anticipation of the upcoming launch of the next generation Beamz Products and the elimination of a one-time sale, in the approximate amount of $80,000, to Cypher, a license partner during fiscal 2012.

Cost of Goods Sold. Cost of goods sold was $141,329 for the year ended June 30, 2013, compared to $247,863 for the year ended June 30, 2012. The decrease in cost of goods sold was due to lower revenues in the most recent period and the elimination of a one-time sale to Cypher, our license partner, at cost during the year ended June 30, 2012. The gross margin increase to approximately 46% for the year ended June 30, 2013, compared to approximately 27% for the year ended June 30, 2012, is primarily due to the elimination of the aforementioned sale to Cypher at cost.

Research and Development Expenses. Research and development expenses were $880,379 for the year ended June 30, 2013, compared to $387,457 for the year ended June 30, 2012. This increase was due primarily to the development efforts associated with the third generation Beamz Products, which were completed in the first quarter of fiscal 2014, including both hardware development and software compatibility with the Windows, MAC, and iOS (iPhone and iPad) operating systems. The periods ending June 30, 2013 and 2012 also include non-cash development contractor expenses of approximately $158,000 and $153,000, respectively associated with stock compensation.

Sales and Marketing Expenses. Sales and marketing expenses were $1,576,836 for the year ended June 30, 2013, compared to $657,921 for the year ended June 30, 2012. The increase was primarily due to endorsement and start up fees with a major artist, production of various videos and commercials introducing the Beamz by Flo product, commencement of a variety of marketing programs for the new Beamz Products launches, contractor services related to the development of a social media presence, the grant of stock to various contractors for the renewal of contracts, and the hiring of additional contractors to strengthen our sales and marketing team in anticipation of the third generation Beamz Products coming to market. The years ending June 30, 2013 and 2012 also include non-cash contractor expenses of approximately $150,000 and $258,000, respectively associated with stock compensation.

General and Administrative Expenses. General and administrative expenses were $1,717,872 for the year ended June 30, 2013, compared to $920,733 for the year ended June 30, 2012.   The increase relates primarily to the valuation of Common Stock issued for services and board of directors fees, the contracting with several financial contractors to secure outside financing, and increased legal fees related to the execution of numerous contracts.  The periods ending June 30, 2013 and June 30, 2012, include non-cash expenses of approximately $563,000 and $348,000, respectively, associated with non-cash compensation (payments for various services were made in stock or bridge loan securities) for directors, the CEO, and other individuals.

Inventory Impairment. With the launch of our next generation product in September 2013, we believe that our current products have become obsolete and provided a reserve for them in their entirety, in the amount of $100,708 as of June 30, 2013.

Other (Income) Expense, Net. Net other expense was $1,084,902 for the year ended June 30, 2013, compared to net other expense of $71,969 for the year ended June 30, 2012. The net increase was primarily due to an increase in interest expense as the result of the issuance of debt in our new convertible debt financing, interest and the amortization of the discounts on the 2012 Bridge Loans and the 2013 Convertible Debt related to the granting of warrants with the debt and a loss on the extinguishment of debt related to a Conversion Option offered on the 2012 Bridge Loans.  Of this amount, non-cash expenses totaled $1,075,125.

Liquidity and Capital Resources

Our principal liquidity from inception (2001) to June 30, 2013, came from the sale of equity interests and debt financing.  We issued 22,668,039 shares of Common Stock including the conversion of all shares of Series A, A-1, B, and C Convertible Preferred into shares of Common Stock.  We also issued $6,730,208 of notes payable with interest rates between 8% and 10%, which were subsequently converted to Series D Convertible Preferred Stock in June 2011. Through June 30, 2013, the Company received $1,981,045 from the 2012 Bridge Loans of which $1,530,420 was received from related parties.  As of June 30, 2013, total paid in capital equaled $16,131,654.  During fiscal 2013, we have used approximately $890,000 to fund operations.

As discussed above, we anticipate incurring significant expenditures during fiscal 2014 and 2015 to pursue our planned business operations, including additional research and development of products and technology.  Our ability to execute on these plans is dependent on our ability to generate additional investment proceeds and/or cash flow from sales and operations.  In the event that we are unable to raise the necessary funds, we will have to modify our current business plans and may not be able to attract the customers necessary to generate positive income from operations in such case; the business plan would have to be modified to address the funding issues.

The past operating expenses and cash needs are not indicative of our current planned operations, as we have completed our development stage and the company is now entering a sales, marketing, and operating business phase.  Our plan may require substantially more cash to operate depending upon how quickly new product sales and new distribution channels can be established.  However, if funding is not secured and sales do not generate sufficient cash flow, we will be scaled back proportionately. At this time, we are dependent on outside funding to support our operations and anticipate we will need outside funding for at least the next twelve to twenty four months to support our business model.  If we are unable to obtain continued outside funding, our operations would be severely impacted and it may not be possible to remain in business.  Given current operations, traditional debt financing is not likely and we will have to continue to rely on equity or debt investments from outside non-banking sources.

As described in further detail above under Item 5, we are currently conducting a convertible debt financing which is meant to address our present liquidity concerns. However, given the present circumstances and our dependence on additional financing, the Company’s independent registered public accounting firm has included an explanatory paragraph regarding the uncertainty  about the Company’s ability to continue as a going concern in their audit report attached to our financial statements for the years ended June 30, 2013 and 2012.

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates to our cash equivalents on deposit in demand deposit accounts and certificates of deposit. The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. We do not currently use derivative financial instruments. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. Substantially all of our transactions have been denominated in United States dollars; accordingly, we do not have any material exposure to foreign currency rate fluctuations.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended June 30, 2013 that are of significance, or potential significance to us.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Beamz Interactive, Inc.

We have audited the accompanying balance sheets of Beamz Interactive, Inc. as of June 30, 2013 and 2012 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beamz Interactive, Inc. at June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has had negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
October 11, 2013

BEAMZ INTERACTIVE, INC.
BALANCE SHEETS
June 30, 2013 and 2012

ASSETS

	2013	2012
Current Assets:
Cash and cash equivalents	$152,124	$13,293
Accounts receivable, net	33,549	12,547
Inventory, net	-	139,216
Prepaid expenses	632,050	265,448

Total Current Assets	817,723	430,504

Prepaid expenses - long term portion	126,750	-
Property and equipment, net	-	683
Deposits	10,496	2,500

Total Assets	$954,969	$433,687

The Accompanying Notes are an Integral Part of the Financial Statements

BEAMZ INTERACTIVE, INC.
BALANCE SHEETS (CONTINUED)
June 30, 2013 and 2012

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2013	2012
Current Liabilities:
Accounts payable	$343,895	$427,045
Accrued liabilities	130,060	45,662
Advances from related party	-	267,392
Notes payable, net of discount - current	34,886	43,132
Notes payable - related parties, net of discount - current	-	221,833

Total Current Liabilities	508,841	1,005,064

Long-Term Liabilities
Notes payable, net of discount	147,473	-
Notes payable - related parties, net of discount	1,810,533	-

Total Liabilities	2,466,847	1,005,064

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred Stock 10,000,000 shares authorized $.001 par value:
Series D Convertible Preferred; 1,300,000 authorized;
811,038 and 800,440 shares issued and outstanding	811	800
Common Stock, $.001 par value, 40,000,000 shares
authorized; 22,668,039 and 14,146,082 shares issued and
outstanding	22,668	14,146
Additional paid-in capital	16,131,654	11,839,928
Accumulated deficit	(17,667,011)	(12,426,251)

Total Stockholders' Deficit	(1,511,878)	(571,377)

Total Liabilities and Stockholders' Equity (Deficit)	$954,969	$433,687

The Accompanying Notes are an Integral Part of the Financial Statements

BEAMZ INTERACTIVE, INC.
STATEMENTS OF OPERATIONS
For The Years Ended June 30, 2013 and 2012

	2013	2012

Sales, net	$261,949	$338,830

Cost of goods sold	141,329	247,863

Gross profit	120,620	90,967

Depreciation and amortization	683	29,924
Research and development expenses	880,379	387,457
Sales and marketing expenses	1,576,836	657,921
General and administrative expenses	1,717,872	920,733
Inventory impairment	100,708	-

Loss from Operations	(4,155,858)	(1,905,068)

Other Income (Expense):
Interest expense	(585,582)	(71,969)
Loss on extinguishment of debt	(499,320)	-

Net Loss	$(5,240,760)	$(1,977,037)

Loss per share
Basic and diluted loss per common share	$(0.35)	$(0.15)
Weighted average common shares outstanding - basic and diluted	15,185,945	13,481,140

The Accompanying Notes are an Integral Part of the Financial Statements

BEAMZ INTERACTIVE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For The Years Ended June 30, 2013 and 2012

					Additional		Total
	Series D Convertible Preferred		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity(Deficit)

Balance, June 30, 2011	800,440	$800	12,802,080	$12,802	$10,944,126	$(10,449,214)	$508,514

Issuance of stock for services	-	-	1,344,002	1,344	793,856	-	795,200

Issuance of warrants in conjunction with bridge loans		-	-	-	101,946	-	101,946

Net loss for the year	-	-	-	-	-	(1,977,037)	(1,977,037)
Balance, June 30, 2012	800,440	800	14,146,082	14,146	11,839,928	(12,426,251)	(571,377)

Issuance of Series D Convertible Preferred Stock	27,500	28	-	-	142,472	-	142,500

Conversion of Series D Convertible Preferred Stock	(16,902)	(17)	169,020	169	(152)	-	-

Issuance of warrants in conjunction with bridge loans	-	-	-	-	657,358	-	657,358

Issuance of stock for services	-	-	1,709,000	1,709	928,771	-	930,480

Conversion of debt and interest to equity	-	-	5,185,260	5,185	2,535,562	-	2,540,747

Exercise of warrants	-	-	1,458,677	1,459	27,715	-	29,174

Net loss for the year	-	-	-	-	-	(5,240,760)	(5,240,760)

Balance, June 30, 2013	811,038	$811	22,668,039	$22,668	$16,131,654	$(17,667,011)	$(1,511,878)

The Accompanying Notes are an Integral Part of the Financial Statements

BEAMZ INTERACTIVE, INC.
STATEMENTS OF CASH FLOWS
For the years ended June 30, 2013 and 2012

	2013	2012
Reconciliation of Net Loss to Net Cash Used by Operating Activities:
Net Loss	$(5,240,760)	$(1,977,037)
Cash flows from operating activities:
Depreciation and amortization	683	29,924
Issuance of common stock for payment of interest	133,059	-
Issuance of common stock for payment of services	930,480	795,200
Issuance of preferred stock for license agreement	142,500	-
Debt issued for payment of services	953,625	-
Payment of services by related parties	1,644,883	217,392
Amortization of debt discount	427,753	56,911
Allowance for doubtful accounts	(40,169)	21,910
Inventory reserve	(1,284)	(279)
Inventory impairment	100,708	-
Loss on extinguishment of debt	499,320	-
Changes in Operating Assets and Liabilities
Accounts receivable	19,167	170,737
Inventory	39,792	47,078
Prepaid expenses	(493,352)	(19,580)
Deposits	(7,996)	-
Accounts payable	(83,150)	209,456
Accrued liabilities	84,398	41,111
Deferred revenue	-	(8,058)
Net cash used by operating activities	(890,343)	(415,235)

Cash flows from financing activities:
Proceeds from exercise of warrants	29,174	-
Proceeds from issuance of debt	50,000	50,000
Proceeds from issuance of debt - related parties	950,000	260,000
Net cash provided by financing activities	1,029,174	310,000

Increase (decrease) in cash and cash equivalents	138,831	(105,235)
Cash and cash equivalents, beginning of year	13,293	118,528
Cash and cash equivalents, end of year	$152,124	$13,293

Non-cash investing and financing activities
Conversion of debt and interest to common stock	$2,074,104	$-
Common stock issued for services	$930,480	$795,200
Warrants issued with debt	$657,358	$101,946
Issuance of preferred stock for license agreement	$142,500	$-
Loss on extinguishment of debt	$499,320	$-
Debt issued for payment of services	$953,625	$-
Advances from related party converted to debt	$1,912,275	$-

Cash paid for:
Income taxes	$-	$-
Interest	$9,776	$15,057

The Accompanying Notes are an Integral Part of the Financial Statements

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1
Nature of Corporation

Beamz Interactive, Inc.  (the “Company” or “us”) was incorporated in the State of Delaware in 2001.  The Company's operations consist of the development and sales of interactive laser controller products, content, and technology (the “Beamz”) that can be used to develop new market opportunities in a wide variety of music, game education, therapy, lighting, and consumer applications throughout the world.

Note 2
Summary of Significant Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies and make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. These financial statements include estimates and assumptions that are based on informed judgments and the experience of management. Significant estimates include, but are not limited to, collectability of accounts receivable, the allowance for obsolete inventory, and the valuation of stock issuances, stock-based compensation and warrants.  We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with the Company’s Audit Committee. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our financial statements may differ materially based upon different estimates and assumptions.

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

Fair Value of Financial Instruments

In determining the fair value of its financial instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing as of each balance sheet date. The Company’s financial instruments include cash and cash equivalents, deposits, and debt and approximate fair value based on their short maturities or for long-term debt, based on borrowing rates currently available to the Company for loans with similar terms, which represents level 3 inputs.  All methods of measuring fair value result in a general approximation of value since valuations are inherently not precise.

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

The Company provides an allowance for doubtful accounts based upon an individual review of the accounts outstanding, as well as the prior history of bad debts.  Accounts are considered past due or delinquent based on contractual terms, recent payment activity, and our judgment of collectability.   Accounts are written off when all reasonable collection efforts have been exhausted.  As of June 30, 2013 and 2012, an allowance has been provided for potentially uncollectible accounts receivable and product returns, in the amounts of $4,256 and $44,425, respectively.  Bad debt expense for the years ended June 30, 2013 and 2012 was $2,846 and $50,009, respectively.

Prepaid Expenses

Prepaid expenses represent payments for consulting, development, royalty and director fees and are being amortized to expense on a straight-line basis over the related contract periods.

Inventory, Net

Inventory consists primarily of finished products and materials and supplies.  Inventory is stated at the lower of cost or market.  Cost is determined by using the first-in, first-out method.  The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory.  The Company fully impaired inventory of approximately $100,708 in fiscal 2013 related to the write off of the second generation C4 and C6 models and Beamz product components and the finished goods, in contemplation of a new product line.

The Company warrants its products generally for one year.  A provision for estimated future warranty costs, based on a review of historical and pending claims, is recorded in the period in which the revenue is recognized.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

At June 30, 2013 and 2012, inventory is comprised of the following:

	2013	2012

Finished goods	$-	$131,372
Marketing and media supplies	-	14,130
	-	145,502
Less: allowance for obsolescence	-	(6,286)

Inventory, net	$-	$139,216

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $880,379 and $387,457 for the years ended June 30, 2013 and 2012, respectively.

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company’s software has been available for general release to customers and, accordingly, no development costs have been capitalized.

Software development costs incurred and included in research and development expense noted above totaled $279,768 and $79,423 for the years ended June 30, 2013 and 2012, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses on the accompanying statements of operations. Advertising expense totaled $803,134 and $177,789 for the years ended June 30, 2013 and 2012, respectively.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2
Summary of Significant Accounting Policies and Use of Estimates (Continued)

Revenue Recognition

Revenues are recognized when a contract has been entered into or an order placed, the price is fixed, shipment of the products to the customer has occurred, or the transfer of title, if later, and collection is reasonably assured.  Amounts billed to a customer related to shipping or handling charges are included in revenues.  Revenues are presented net of sales taxes.

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a reduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  The Company also provides an allowance for sales returns, which is estimated based upon prior experience.  As of June 30, 2013 and 2012, this allowance was $46 and $490, respectively.

Concentrations of Credit Risk

Management maintains the Company’s cash and cash equivalents in bank accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts, and Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents. There are no balances that exceeded federally insured limits at June 30, 2013.

During the year ended June 30, 2013 the Company had two customers that represented approximately 45% of net sales.  The Company had $6,142 of accounts receivable at June 30, 2013 from these customers.  During the year ended June 30, 2012, the Company had two customers representing approximately 34% of net sales.  The Company had no accounts receivable at June 30, 2012 from these customers.

During the years ended June 30, 2013 and 2012, the Company purchased substantially all of its inventory from one manufacturer and its inventory was held and processed at the same fulfillment center.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended June 30, 2013 that are of significance, or potential significance, to us.

Per Share Data

Net loss per share (EPS) of Common Stock is computed based upon the weighted-average number of common shares outstanding during the year. Net loss equates to loss available to common stockholders as there is no dividend accrued for preferred stock.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock.  Basic and diluted EPS were the same for fiscal 2013 and 2012, as the Company had losses from operations during both years and therefore the effect of all potential common stock equivalents is anti-dilutive (reduces loss per share).  Stock options and warrants representing 692,297 and 209,924 shares of Common Stock were outstanding at June 30, 2013 and 2012, respectively, with exercise prices ranging from $.02 to $.50 per share. Additionally, there were 811,038 and 800,440 shares of Series D preferred stock outstanding at June 30, 2013 and 2012, respectively, that were convertible into Common Stock on a 1 for 10 basis.

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

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements. Reclassifications have no effect on previously reported net losses and included the reclassification of $412,487 from Registration Costs to General and Administrative expenses during the year ended June 30, 2012.

Going Concern

The Company has incurred recurring losses from operations and has had negative cash flows from operations. As of the date of issuance of these financial statements, the Company does not have adequate cash to continue operations for the next 12 months. In order to address this situation, management is pursuing a $5 million convertible debt financing. To date, $2,794,855 has been funded as part of the convertible secured debt financing. Management believes that it will be successful in completing these financing transactions and that as long as at least an additional $1 million is secured it will be able to execute its current sales, marketing, partner and development plans. However, should the Company be unsuccessful with these financing efforts, it will scale back operations and expects, but has no guarantee, that existing shareholders will continue to support the Company at such reduced levels. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 3
Property and Equipment

Property and equipment consists of the following as of June 30, 2013 and 2012:

	Estimated Useful Life	2013	2012

Computers and office equipment	3 years	$10,485	$10,485
Accumulated depreciation		(10,485)	(9,802)

Property and equipment, net		$-	$683

For the years ended June 30, 2013 and 2012 depreciation expense was $683 and $829, respectively.

Note 4
Notes Payable

As of June 30, 2013 and 2012, notes payable consists of the following:

	2013	2012

10% Bridge Loan to an entity due June 2013; unsecured	$-	$50,000

10% Bridge Loan to an entity due April 2014	40,000	-

10% Convertible Secured Subordinated Debt due December 2014	160,000	-
	200,000	50,000

Less: current portion	(40,000)	(50,000)
Notes payable - long-term portion	$160,000	$-

Notes payable are presented net of unamortized discounts as follows:

	2013	2012

Notes payable - current portion	$40,000	$50,000
Less: unamortized discount	(5,114)	(6,868)
	$34,886	$43,132

Notes payable - long term portion	$160,000	$-
Less: unamortized discount	(12,527)	-
	$147,473	$-

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 4
Notes Payable (Continued)

During the year ended June 30, 2012, the Company issued Bridge Loans (“2012 Bridge Loans”) to related parties (Note 5) and several unrelated parties.  The 2012 Bridge Loans also provided for the issuance of warrants to purchase one share of common stock of the Company for each two dollars of principal investment that are exercisable at $.02 per share (Note 8).  A discount, related to the relative fair value of the warrants at the date of grant, was recorded and is being amortized to interest expenses over the term of the loans under the effective interest method.  The 2012 Bridge Loan Agreements provide that each note holder must convert all of the principal balance and accrued, but unpaid, interest on such noteholders’ Bridge Promissory Note into securities offered in an equity financing (including any bridge loan conversions) of the Company of $800,000 or more consummated after February 15, 2013.  In October 2012 the notes were amended to extend the maturity dates through March 2013 and a provision for a 10% discount upon conversion was eliminated. The notes were amended again in February 2013 to extend the maturity dates, of all outstanding Bridge Loans, through June 30, 2013.  In April 2013 the Company issued a Bridge Loan in the amount of $40,000 with a maturity date of April 2014.

On June 17, 2013 the Company offered a Conversion Option to the 2012 Bridge Loan holders.  The option provided for the conversion of principal and accrued interest into Common Stock at $.40 per share and expired on June 30, 2013.  As of June 30, 2013, 2012 Bridge loans, in the aggregate of $1,941,045 and accrued interest related thereto, in the aggregate of $133,059 had been converted to Common Stock under the aforementioned Conversion Option and a loss on the extinguishment of debt, in the amount of $499,320 was recorded.

As of June 30, 2013 there was $1,981,045 in 2012 Bridge Loans issued of the available $2.5 million authorized, $40,000 of which remained outstanding. As of June 30, 2013 the 2012 Bridge Loans are reflected net of discounts of $5,114.

During the year ended June 30, 2013 the Company issued Convertible Secured Subordinated Debt (“2013 Convertible Debt”) to related parties (Note 5) and two unrelated parties.  The 2013 Convertible Debt provides for the issuance of warrants to purchase one share of common stock of the Company for each two dollars of principal investment that are exercisable at $.02 per share (Note 8).  A discount, related to the relative fair value of the warrants at the date of grant, was recorded and is being amortized to interest expense over the term of the loans under the effective interest method. The 2013 Convertible Debt provides that each noteholder can convert all of the principal balance and accrued, but unpaid, interest on such noteholders’ 2013 Convertible Debt into Common Stock at a price of $.40 per share.  In addition, the 2013 Convertible Debt provides that each note holder must convert all of the principal balance of, and accrued, but unpaid interest on such noteholders’ 2013 Convertible Debt into securities offered in an equity financing of the Company of $2,000,000 or more consummated after May 1, 2013.  The closing of such financing has not occurred as of the date of the financial statements and no principal or interest has been paid on the 2013 Convertible Debt.  The 2013 Convertible Debt also includes a commitment that the Company’s Chief Executive Officer, along with other existing investors, will commit to purchase at least $2.5 million of the $5 million offering by September 30, 2013.  The debt is secured by all assets of the Company and is subordinated to all senior indebtedness.  As of June 30, 2013 there was $2,194,855 in 2013 Convertible Debt issued and outstanding of the available $5 million authorized of which $2,034,855 are from related parties (Note 5).  As of June 30, 2013 the 2013 Convertible Debt to unrelated parties is reflected net of discounts of $12,527.  The 2013 Convertible Debt matures on December 31, 2014.  Through September 2013, the aforementioned $2.5 million commitment was fulfilled.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5
Related Party Transactions

Notes payable to related parties consisted of the following at June 30, 2013 and 2012:

	2013	2012

10% Bridge Loan to various individuals or entities due June, 2013; unsecured	$-	$260,000

10% Convertible Secured Subordinated Debt to various individuals or entities due December 31, 2014	2,034,855	-
	2,034,855	260,000

Less: current portion	-	(260,000)
Notes payable - long term portion	$2,034,855	$-

Notes payable to related parties are presented net of unamortized discounts as follows:

	2013	2012

Notes payable - current portion	$-	$260,000
Less: unamortized discount	-	(38,167)
	$-	$221,833

Notes payable - long term portion	$2,034,855	$-
Less: unamortized discount	(224,322)	-
	$1,810,533	$-

At June 30, 2012 the Company had a payable to an entity controlled by the chief executive officer in the amount of $267,392 for Company expenses paid by the entity.  The payable is non-interest bearing, uncollateralized, and due on demand. The aforementioned entity paid additional expense on behalf of the Company during the year ended June 30, 2013 and converted $677,421 into bridge loans in October 2012, $1,017,665 into convertible secured debt in May 2013, and $217,191 into convertible secured debt in June 2013. The Bridge Loan for $677,421 was converted to Common Stock in June 2013 pursuant to the Conversion Option (Note 4).

The Company has entered into a consulting agreement for business development and project management with an entity owned by an officer.  The agreement provides for a monthly fee of $10,000 and is cancellable by either party by giving a 60 day notice. All payments are current as of June 30, 2013.

During January 2012, the Company issued 270,000 shares of Common Stock for Board fees and officer compensation.  The stock was valued at $1 per share.

During March 2012, the Company issued 25,000 shares of Common Stock for Board fees which were valued at $1 per share.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5
Related Party Transactions (Continued)

During the year ended June 30, 2013 the Company issued $2,862,276 of notes payable to entities controlled by the chief executive officer.  The Company received $950,000 in cash and the remaining $1,912,276 was related to the conversion of related party advances to notes payable.  The entities received 1,431,138 warrants to purchase Common Stock at $.02 per share, expiring in April 2013.  The entities exercised the warrants in June 2013.

During the year ended June 30, 2013 the Company issued 50,000 shares of Common Stock to the audit committee chair for services and 150,000 shares of Common Stock to an officer for services to be performed through July 2013. In addition, the Company issued notes payable, in the aggregate amount of $443,000, to three related parties for services and the conversion of accounts payable.

During February 2013 the Company entered into an agreement with an individual for services as Vice President of Finance.  The contract term is 22 months and a 2012 Bridge loan, in the amount of $280,000, was issued as full payment of the contract.

Note 6
Commitments

Pursuant to the July 2010 Bridge Loan Stock Purchase and Security Agreement (the “Loan”), each cash lender under the Loan Document, simultaneously with the consummation of a Sale Event shall be entitled to a fee in an amount equal to two hundred percent (200%) of the original principal amount loaned by such Lender to the Company, regardless of whether such Lender's Note is outstanding at that time, and such fee shall be paid to the Lenders in preference above any amounts owed by the Company to its other stockholders.  The aggregate amount of such preference payments equals $2,815,850 as of June 30, 2013.

The Company is a party to various licensing agreements with regards to music and video content and the use and sale of same with its product and through its website.  The agreements have varying terms and include royalties based on the sales or use of the aforementioned licenses.  The terms range from a royalty equal to 17.5% to 25% of the net revenues or a floor rate of $.091 to $.30 per record in each electronic transmission record.  For the years ended June 30, 2013 and 2012, royalty fees under these licenses were approximately $7,800 and $9,300, respectively, and are included in cost of goods sold on the statement of operations.

During May, 2011 the Company formed a partnership (the “Beamz Cypher Partnership, LLC”) with Cypher Entertainment, Inc. (“Cypher”).  On August 30, 2012 the Company restructured its licensing arrangement with Cypher by terminating its joint venture in favor of entering into a license agreement directly with Cypher (the “Cypher License Agreement”) and the release, by both parties, of any past financial obligations.  In conjunction with the restructuring, the Company issued 25,000 shares of Series D Preferred Stock to Cypher.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6
Commitments (Continued)

Pursuant to the Cypher License Agreement, we granted Cypher a worldwide, exclusive right and license to develop and manufacture a specific version of the Beamz, the Smart Phone Beamz Player, and market it to online and in-store mass retail channels. This license was subsequently amended on April 4, 2013. Pursuant to the license agreement and the amendment to the license agreement, Beamz has retained the right to market the new Smart Phone Beamz Player product to a range of other channels, including the professional, DJ, retirement, education, special needs and select internet consumer markets and to make any other Beamz Products that are powered by smart phones or any other devices. The Cypher License Agreement provides for payments to Beamz for the use of the original content included on the Smart Phone Beamz Player (the “Beamz Content”) equal to $1.50/Unit plus 100% of the out-of-pocket third-party royalties associated with such Beamz Content.  In addition, for each Unit sold by Cypher, Cypher will pay Beamz a royalty equal to thirteen (13%) of the manufacturer contract purchase price for such product. Similarly, we will purchase Smart Phone Beamz Players from Cypher at cost plus thirteen percent (13%) of manufactured cost for Beamz sales of such new product. Beamz has retained the right to develop, manufacture or license any other products or versions of the Beamz Products as it may desire other than the Smart Phone Beamz Player product family. Pursuant to the April 4, 2013 amendment, Beamz will pay Cypher a royalty equal to 5% of its contract manufacturer cost on any new product it develops that is powered by, and used with a smart phone.

In August 2012 the Company entered into a non-exclusive distribution agreement with a third party to distribute the Beamz products.  The agreement has a term of three years and provides for the distributor to share in the profits on the sales.  During November 2011 the Company entered into a five year consulting agreement with the aforementioned third party to provide business development, sales and marketing. The contract provides for the consultant to share in the profits on certain sales.  As of June 30, 2013, there have been no sales pursuant to this agreement.

Effective August 13, 2012, the Company entered into the Pooled Vehicle Participation Agreement.  The intent of the agreement was to raise money through a third party which was formed to acquire interests in a portfolio of business ventures.  The third party was granted 1,500,000 warrants to purchase Common Stock at an exercise price of $1 per share expiring in August 2013.  In addition, the third party received a fee of $3,000 per month through November 2012 and a commission of 10% of the proceeds received for the exercise of the warrants.  There has been no money raised under this agreement and the agreement and warrants were terminated effective June 5, 2013.

In January, 2013 the Company entered into a three year contract with a consulting firm to provide marketing services.  The marketing program is to include direct response marketing, branding and advertising. The consulting firm received 125,000 shares of Common Stock at the commencement of the contract.  The contract provides for a royalty fee of 3% of all product net revenue received as a direct result of the marketing of the Company’s consumer products in the United States and additional stock compensation for achieving certain sales goals.

During March, 2013 the Company entered into a three year contract with a third party to manufacture the next generation Beamz product.  The contract provides for the manufacturer to prepare the tooling and molds for the next generation product as well as manufacture, source raw materials, test and ship the products.  In addition to the obligation for the payment for the tooling and molds in the approximate amount of $119,000, the Company has committed to purchase $231,140 from the manufacturer. As of June 30, 2013, the Company has paid and expensed $23,740 in relation to the tooling and molds.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6
Commitments (Continued)

On April 5, 2013, the Company entered into endorsement and licensing agreements with musical artist Flo Rida, together with Strong Arm Productions, Inc. and Global Merchandising and Promotions, LLC.  Pursuant to these agreements, which provide the Company a license to use a range of Flo Rida’s music content, the Company has created a “Beamz by Flo” product offering, including: (a) a Flo Rida version of the Beamz interactive music player, which includes Flo Rida’s signature and logo and (b) Flo Rida content bundles which can be purchased in various Beamz software applications, featuring a range of Flo Rida’s music in Beamz interactive format. Under the agreements, Flo Rida has also filmed both commercials and videos with Beamz and has agreed to promote the Beamz interactive music player in a variety of arenas, potentially including social media, concerts and special events.  The agreements provide for the issuances of 300,000 shares of Common Stock, all of which have been issued as of June 30, 2013, and minimum annual royalties of $100,000, among other provisions.  In addition, pursuant to a subsequent agreement, the above parties agreed to produce the “Laser Light Show” song and music video, for which payment of $15,000 cash and $110,000 in the form of the 2013 Convertible Debt was made.

In April, 2013 the Company entered into a licensing agreement with a software developer to provide Beamz with a cross platform interactive music engine for its exclusive use in Beamz markets.  The licensing agreement provides for the issuance of 100,000 shares of Common Stock to be issued monthly over a three year period, a payment, in the amount of $40,000 to be made in the form of a bridge loan, and a royalty fee of $.10 per royalty product sold.  The licensing agreement will continue unless terminated by mutual agreement.

In May, 2013 the Company entered into a consulting agreement to manage operations outside of the United States expiring on December 31, 2014.  The agreement provides for monthly payments of approximately $13,000 and the issuance of 120,000 shares of Common Stock, beginning June 2013 and vesting monthly over a two year period.

During April 2013, the Company entered into a one year agreement for marketing services including web development, micro site programming, and online marketing.  The agreement provides for a $10,000 fee for the development of the micro site and commissions up to 35% of certain net revenues, among other provisions.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has had limited operations and no pending litigation or potential claims. As a result of these items, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2013 and 2012.

During June 2013 the Company entered into a 24-month lease agreement for office space.  The lease provides for rents of $1,500 for June 2013, $4,500 for July through September 2013, $5,000 for October through December 2013 and $5,500 from January 2014 through May 2015.  For the years ended June 30, 2013 and 2012 the Company incurred rent expense of $3,646 and nil, respectively.  Future minimum lease payments for the next two years are $61,500 and $60,500.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7
Income Taxes

We have incurred losses since operations commenced in 2001.  We currently have net operating loss carryforwards for Federal and State income tax purposes of approximately $16,600,000 and $12,900,000, respectively. The Federal net operating losses expire as follows:

Year of expiration	Federa1	State

June 30, 2014		$1,800,000
June 30, 2015		2,200,000
June 30, 2016		2,600,000
June 30, 2017		2,000,000
June 30, 2018		4,300,000
June 30, 2022	$1,700,000
June 30, 2023	1,800,000
June 30, 2024	1,800,000
June 30, 2025	2,200,000
June 30, 2026	2,800,000
June 30, 2027	2,000,000
June 30, 2028	4,300,000
	$16,600,000	$12,900,000

The deferred tax assets derived from these net operating losses are fully reserved by a valuation allowance as management has determined that it is more likely than not that the deferred tax assets will not be realized.

A reconciliation of statutory rates is as follows as of June 30:

	2013		2012

Statuatory rate	34.0%		34.0%
State income taxes, net of federal	5.0%		5.0%
Increase in valuation allowance related to net operating loss carry-forwards	(39.0	) %	(39.0	) %
	0.0%		0.0%

As of June 30, 2013 and 2012, the deferred tax asset is as follows:

	2013	2012

Deferred tax asset - net operating loss carryforwards	$6,300,000	$4,700,000
Less valuation allowance	(6,300,000)	(4,700,000)
Net deferred tax asset	$-	$-

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7
Income Taxes (Continued)

A reconciliation of anticipated tax benefits of net operating losses is as follows for the years ended June 30, 2013 and 2012:

	2013	2012

Federal benefit of net operating losses	$1,450,000	$623,000
State benefit of net operating losses	150,000	77,000
Change in valuation allowance	(1,600,000)	(700,000)
Net benefit of net operating losses	$-	$-

As of June 30, 2013 and 2012, the Company had no unrecognized tax benefits or liabilities due to uncertain tax positions.

Note 8
Equity

Common Stock

As of June 30, 2013, the Company has 50,000,000 shares of stock authorized, 40,000,000 shares of which have been designated as Common Stock, $.001 par value. There were 22,668,039 and 14,146,082 shares issued and outstanding as of June 30, 2013 and 2012, respectively.

During the year ended June 30, 2013, the Company issued 1,709,000 shares of common stock for services valued at $930,480, and issued 5,185,260 shares of Common Stock for the conversion of debt and accrued interest in the aggregate amount of $2,540,747.  In addition, 1,458,677 shares of Common Stock were issued for proceeds of $29,174, pursuant to the exercise of 1,458,677 warrants and 169,020 shares of Common Stock were issued pursuant to the conversion 16,902 shares of Series D Preferred Stock.

Preferred Stock

As of June 30, 2013 the Company has 10,000,000 shares of preferred stock authorized, $.001 par value, of which    1,300,000 shares are authorized as Series D Convertible Preferred Stock (“Series D Preferred”).  There are 811,038 and 800,440 shares of Series D Preferred issued and outstanding at June 30, 2013 and 2012, respectively.  Each share of Series D Preferred is convertible into 10 shares of Common Stock and has a liquidation preference of $10 per share.  All previously issued shares of Series A, A-1, B, and C Convertible Preferred Stock were converted into shares of Common Stock on June 11, 2011 and those series were cancelled.

During the year ended June 30, 2013 the Company issued 25,000 shares of Series D Preferred to Cypher pursuant to the renegotiated license agreement (Note 6).  The estimated value of the shares was $142,500, based on a third party valuation of the Company’s Common Stock and the conversion rights.  During February, 2013, 16,902 shares of Series D Preferred were converted into 169,020 shares of Common Stock. In addition, the Company has corrected the outstanding Series D shares to include 2,500 Series D shares issued in 2008 with a de minimis value.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8
Equity (Continued)

Warrants and Options

Pursuant to the 2012 Bridge Loan Financing Agreement and the 2013 Convertible Debt Agreement (the “Loans”), as additional consideration for each of the Loans, the Company granted warrants to the lenders.  The warrants provide for the purchase of one share of Common Stock of the Company for each $2 of the principal amount of the lender's Notes. As of June 30, 2013, 990,538 and 1,097,428 warrants were issued pursuant to the 2012 Bridge Loan Financing Agreement and the 2013 Convertible Debt Agreement, respectively.  The warrants are exercisable at $.02 per share and expire through June 2016. As the warrants were issued with the debt, the relative fair value of same was allocated between the debt proceeds and the warrants and the warrant relative value of approximately $700,000 reflected as a discount on the debt that will be amortized over the term of the debt.

2004 Incentive Compensation Plan

The Company has adopted the 2004 Incentive Compensation Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive and non-incentive stock options or shares.  The Company has reserved 750,000 shares of Common Stock for issuance underlying the grants under the Plan. As of June 30, 2013, 29,825 options under the Plan are outstanding. Options and warrants generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.  As of June 30, 2013 there are 7,175 available for grant under the Plan.

Warrants and Options (continued)

2009 Incentive Compensation Plan

In January 2009, the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”) that permits the issuance of options or shares to selected employees and directors of, and consultants to, the Company.  The Plan was amended in January 2012 to reserve 1,150,000 shares of Series C Convertible Preferred Stock for issuance underlying the grants of stock, stock options and warrants and to provide Common Stock awards rather than Series C Convertible Preferred shares.  The Company has issued 765,906 shares of Series C Convertible Preferred Stock pursuant to the Plan, all of which were converted to Common Stock as of June 30, 2011.  Options generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.  There are 384,094 shares available for grant as of June 30, 2013.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 8
Equity (Continued)

A summary of the options and warrants issued is presented in the table below:

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Aggregate Fair Value

Outstanding at June 30, 2011	$0.50	54,924	5.99	$55
Granted	0.02	155,000	2.51	151,900

Outstanding at June 30, 2012	0.04	209,924	3.16	151,955
Granted	0.45	3,441,050	1.48	732,304
Cancelled	1.00	(1,500,000)	0.17	-
Exercised	0.02	(1,458,677)	2.35	(610,644)
Outstanding at June 30, 2013	$0.06	692,297	2.68	$273,615

For purposes of determining the fair values of warrants using the Black-Scholes option pricing model, the Company used the following assumptions in the years ended June 30, 2013 and 2012; expected volatility 150%, risk-free interest rate 1%, warrant life of 1.5 to 3 years and expected dividend rate of 0%.  The expected term of current year grants was determined under the simplified method using the average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available.

Included in the table above are options to purchase 29,825 shares of Common Stock outstanding at June 30, 2013 and June 30, 2012.  The options are subject to various vesting periods up to thirty three months and all were fully vested as of June 2013.   The options expire on various dates between January, 2014 and October, 2018. Additionally, the options and warrants had an intrinsic value of $406,311 as of June 30, 2013 and no intrinsic value as of June 30, 2012.  Intrinsic value arises when the exercise price is lower than the market.

Options and warrants outstanding at June 30, 2013 and 2012 had no unrecognized compensation costs, and were fully exercisable.

Note 9
Subsequent Events

Subsequent to the balance sheet date the Company has issued 2,303,761 shares of Common Stock to various individuals and entities for payment of services. In addition, the Board has approved the grant of an additional 30,000 shares of Common Stock for services.

On July 22, 2013 the Company amended its 2013 Convertible Debt Agreement to allow for $5 million in financing and to include that the debt can be converted to Common Stock the earlier of January 15, 2014 or when the Company amends their Certificate of Incorporation to authorize 60 million shares of stock.  The Company has received $600,000 in proceeds under the 2013 Convertible Debt Agreement subsequent to June 30, 2013 and issued warrants to purchase 300,000 shares of Common Stock, at an exercise price of $.02 per share, related to same.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9
Subsequent Events (Continued)

Effective September 1, 2013 the Company entered into a consulting agreement for business and financial management services with an entity that is  50% owned by an individual who was named President and Chief Financial Officer of the Company.  The entity was awarded 1,600,000 shares of Common Stock of which 500,000 shares vest immediately with the balance vesting over a twenty-four month period.  The agreement provides for six months of severance pay.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2013. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 based upon criteria in an Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2013 based on the criteria issued by COSO.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested to by the Company’s independent registered public accounting firm pursuant to applicable law and rules that permit the Company to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.   OTHER INFORMATION

Not Applicable.

PART III

ITEM  10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of June 30, 2013:

Name	Age	Position(s)

Directors and Executive Officers

Charles R. Mollo	62	Chairman of the Board and Chief Executive Officer
Joan W. Brubacher	59	President, Chief Financial Officer and Director
Albert J. Ingallinera, Jr.	43	Vice President Product Management and Business Development
Scott Coyle	50	Vice President, Finance
Jeff Doss	51	Director
Jerry Riopelle	71	Director
Thomas F. Gardner	53	Director
Jeffrey R. Harris	64	Director

Board of Directors & Executive Officers

Charles R. Mollo, Chairman, CEO, and Director – Charlie Mollo has served as a director since 2007 and as our  Chairman of the Board and CEO since January of 2009, and is responsible for the overall management of our business strategy including development of product sales channels, marketing, finance and product development. As a successful business leader, Mr. Mollo has worked in a number of industries including wireless telecommunications, consumer electronics, computers, child care and real estate, growing privately-owned entrepreneurial start-up organizations into leading publicly-traded companies. His management experience with mergers and acquisitions, financing, venture capital, strategic planning and technology, and his passion for music have earned him his role as our leader and CEO.

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

Joan W. Brubacher, President, Chief Financial Officer and Director – Ms. Brubacher, who joined the Board in March of 2012 and became the Company’s President and Chief Financial Officer in July of 2013, has served as a principal and Chief Financial Officer at Resolute Commercial Services from October of 2009 through August 2013. Prior to joining Resolute, Ms. Brubacher served as an outside consultant for various companies from February 2009 to October 2009.  Ms. Brubacher served as the Executive Vice President and Chief Financial Officer for iGo, Inc., where she was a member of the team that took the company public in 2000, until February of 2009. Prior to her tenure at iGo, Ms. Brubacher was employed at several private small and start-up companies where she served as Controller, Chief Financial Officer and Chief Operating Officer. She started her career on the audit staff of Ernst & Whinney (now Ernst & Young). She holds a Bachelor of Science Degree in Business Administration with Concentration in Accounting from Kansas State University. Ms. Brubacher brings the Company valuable public company and CFO experience and insight on a broad range of financial and operational issues.

Albert J Ingallinera Jr., VP Product Management and Business Development – Joining Beamz Interactive in March of 2009 as Vice President, Product Management and Business Development, Mr. Ingallinera is responsible for leading product management and marketing, including messaging, advertising and public relations, channel marketing and website development and management. Mr. Ingallinera has more than 20 years of experience launching new hardware and software technology products into consumer, business and vertical markets.

Prior to Beamz Interactive, Mr. Ingallinera was the Vice President of Sales and Marketing for Ambir Technology, Inc., a digital imaging product manufacturer and scanner software provider, from January 2003 to April 2009. In this role, Mr. Ingallinera contributed to the establishment of Ambir as a leading provider of ID card imaging and scanning technology products in the healthcare market through branding, event marketing and business development initiatives. Mr. Ingallinera ventured into the mobile computer world in 1998, when he took a sales and product marketing position with CNF Mobile Solutions, a PC notebook peripheral manufacturer. He eventually moved to Mobility Electronics, Inc. (now iGo, Inc.), where he became the Director of Corporate Marketing and Market Development. Since 1991, Mr. Ingallinera has worked with leading computer product technology manufacturers, distributors and resellers, holding various leadership positions in sales, marketing, business development and product management. Other past employers include Iomega Corporation and Merisel Corporation. Mr. Ingallinera received a Bachelor in Business Administration degree from the University of San Diego and an MBA from the University of Maryland’s Robert H. Smith Business School.

Scott Coyle, VP Finance – Mr. Coyle has served as the Company’s Vice President of Finance since February 2013, and is responsible for leading Beamz financing and investor relations efforts, as well as identifying and evaluating merger and acquisition opportunities.  Mr. Coyle has more than 25 years of experience in a  variety of finance-related activities.  Prior to working with Beamz Interactive, Mr. Coyle held various corporate finance positions with various broker-dealers, all based in the Southwest, including Spelman and Company1994-1998; Paradise Valley Securities 1999-2001; Peacock, Hislop, Staley and Givens 2001-2003; and Girard Securities, 2003-2011.

Jeff Doss – Mr. Doss joined the Board in 2009.  As founder, President and CEO of Hotwire Development, LLC, an industrial design and product development company, Mr. Doss has built a solid reputation in consumer and mobile computing product markets. Since December of 2005, Mr. Doss has also served as CEO of ShowerStart, LLC, an innovative water and energy saving green company that produced a patented state-of-the-art showerhead. Prior to forming Hotwire in December of 2002, Mr. Doss worked as the Co-Founder, VP Product Development, Technology & Marketing for Mobility Electronics, Inc. (now iGo, Inc.).  Prior to iGo, Mr. Doss worked with Mr. Mollo at Andrew Corporation where he developed a variety of wireless telecommunication accessories, and was the president and owner of Unitech Industries, Inc., a wireless telecommunications power and accessories company.  Mr. Doss graduated from Arizona State University with a Bachelor of Science degree in Finance. Mr. Doss’s background and experience in leadership roles at a variety of technology companies, and his broad consumer electronics product development experience, allows him to provide valuable guidance to the Board in a variety of areas including strategy, product development,  and management.

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

Raised in Tampa, Florida, Mr. Riopelle moved to Los Angeles to begin his music career in the 1960s by learning the ropes of independent record production. After playing drums for the Hollywood Argyles he signed on as a staff songwriter for Screen Gems. Upon hearing a single Mr. Riopelle had written and produced with Clydie King titled, “The Thrill is Gone,” Phil Spector hired Mr. Riopelle as a staff writer and producer for Phillies Records.

Mr. Riopelle soon produced a Top 20 hit, “Home of the Brave,” recorded by Bonnie & The Treasures. He also produced Top 40 singles for recording artists April Stevens & Nino Tempo and The Parade. That success earned Mr. Riopelle a job as producer at A&M Records as well as a staff writing position at Irving Music. During that time he wrote and produced for The We Five, Brewer & Shipley, The Parade and Shango, and had songs covered by Herb Alpert, Leon Russell and later Kenny Loggins, Rita Coolidge, Meat Loaf and many others. During his years in Hollywood, Mr. Riopelle also wrote numerous songs and musical pieces for films and television shows.

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

Jeffrey R. Harris – Jeff Harris is a proven executive manager with a technical engineering background and an established track record of managing people and processes to identify, define, develop and achieve goals and objectives. Mr. Harris joined the Board in April 2010, and brings to the Board a perspective and expertise developed as the result of a broad range of general management, board, financing, investment, M & A, and strategic planning experience in a number of industries including the following areas:

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

None of the officers or directors listed above has been involved with or subject to, in the last ten years, any of the legal matters set forth under Item 401(f) of Regulation S-K.

BOARD COMPOSITION AND COMMITTEES

We may expand the number of members constituting our Board of Directors and will seek persons who are “independent” within the meaning of the rules and regulations of NASDAQ to fill vacancies created by any expansion.  We currently have an audit committee and a compensation committee with the following members:

Audit Committee:  Jeffrey Harris (Chair) and Jeff Doss

Compensation Committee:  Jeffrey Harris (Chair) and Jeff Doss

The Board meets periodically throughout the year as necessity dictates.  No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

We believe both Jeffrey Harris and Jeff Doss qualify as “audit committee financial experts” under applicable regulations of the Securities and Exchange Commission.  Further, neither of Messrs. Doss or Harris is a current or former employee of the Company or is engaged in any relationship or holds any position that would require disclosure under Item 404 or Item 407(e) (iii) of Regulation S-K.

DIRECTOR COMPENSATION

We do not pay our directors a fee for attending scheduled or special meetings of our board of directors.  We intend to reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.  We also provide each director with 25,000 shares of Common Stock each year. In the future we may offer additional compensation to attract the caliber of independent board members the Company is seeking.

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

SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company has determined that, during the fiscal year ended June 30, 2013, the directors and officers listed below were late in making certain filings on Forms 3 and 4 as set forth in more detail below:

Name	Number of Late Filings on Forms 3 or 4 in Twelve Months Ended June 30, 2013	Number of Transactions Disclosed on Such Filings

Joan W. Brubacher	2	1
Robert A. Flowers	1	-
Scott Coyle	2	2
Charles R. Mollo	3	46
TM-07 Investments, LLC	3	22
Gerald H. Riopelle	1	1
Jeff Doss	1	1
Jeffrey R. Harris	2	11
New Vistas Investment Corp.	2	10
Thomas F. Gardner	1	1

ITEM  11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded or paid to, or earned by Executive Officers as required by Item 402 of Regulation S-K, for the years ended June 30, 2013 and 2012. We refer to these officers in this report as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive compen- sation ($)	Non- qualified deferred compen- sation earnings ($)	All other compen- sation ($)	Total ($)

Charlie R. Mollo, Principal Executive Officer and Principal Financial Officer	2012 2013	— 120,000 2	— —	120,000 1 —	— —	— —	— —	— —	120,000 120,000

Albert J. Ingallinera Jr., VP Product Management and Business Development	2012 2013	102,000 3 120,000	— 50,000 4	— —	— —	— —	— —	— —	102,000 170,000

1	Reflects 120,000 shares of Common Stock issued for 2012, which was valued on our financial statements at $1/share.
2	Includes accrued compensation of $60,000
3	Includes $64,000 in cash compensation payable to Evolution Marketing, Inc. which was paid in its entirety in fiscal 2013.
4
Promissory note of $50,000 was issued to Evolution Marketing, an entity controlled by Mr. Ingallinera, in lieu of a like amount of cash compensation.  The promissory note was subsequently exchanged for shares of Common Stock.

Outstanding Equity Awards at June 30, 2013

As of June 30, 2013, there were no unvested stock awards outstanding, or other outstanding equity awards held by our named executive officers that would be required to be disclosed pursuant to Item 402(p) of Regulation S-K, other than the unexercised options set forth below.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Charles R. Mollo (1)	750	—	—	$ .50	December 19, 2017

(1)	Issued to TM 07 Investments, LLC, an entity controlled by Mr. Mollo and fully vested at June 30, 2013.

Option Exercises

None of our named executive officers exercised stock options in fiscal 2013 or 2012.

Consulting Agreements

The Company has entered into a consulting agreement with Evolution Marketing, Inc., pursuant to which it has paid for the services of Albert J. Ingallinera, Jr.,  our Vice President of Product Management and Business Development. A total of $102,000 was expensed by the Company with respect to Mr. Ingallinera’s services for the year ended June 30, 2012, $64,000 of which remains outstanding as of June 30, 2012.  The agreement is cancellable by either party with a 60 day notice and is currently at a rate of $10,000 per month.  During the year ended June 30, 2013, the Company paid Mr. Ingallinera $120,000 pursuant to the contract.

For services provided by Charles R. Mollo as CEO of the Company, TM 07 Investments, LLC receives $120,000 per year in compensation.   In fiscal 2012 the yearly compensation was in the form of 120,000 shares of Common Stock which was valued on our books at $1/share. In fiscal 2013 the yearly compensation was in the form of 60,000 shares of Common Stock and the balance of $60,000 has been accrued and is payable as of June 30, 2013.

Effective September 1, 2013 the Company entered into a consulting agreement with an entity for the services of Joan Brubacher, President and Chief Financial Officer.  The entity was awarded 1,600,000 shares of Common Stock of which 500,000 vest immediately and the balance will vest over a twenty-four month period.  The agreement provides for six months of severance pay.

2013 Director Compensation

The following table sets forth information with respect to the compensation of our directors in fiscal 2013. (As no option award, non-equity incentive plan compensation, or non-qualified deferred compensation was granted to a director in fiscal 2013, columns (d), (e), and (f) of the table required by Item 402(r) of Regulation S-K have been omitted.)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Joan Brubacher	$0	$75,000	$—	$75,000
Jeff Doss	0	37,500	—	37,500
Thomas Gardner	0	37,500	—	37,500
Jeffrey Harris	0	37,500	—	37,500
Charles Mollo	0	37,500	—	37,500
Jerry Riopelle	0	37,500	—	37,500

Notes:

1.	During the fiscal year ended June 30, 2013, the Director compensation was paid in the form of 25,000 shares of Common Stock, which was valued at market on the date of issue, or $1.00 per share.
2.
As of June 30, 2013, other than the options for purchase of 750 shares of Common Stock beneficially owned by Charles Mollo as described above under “Outstanding Equity Awards as of June 30, 2013,” there were no outstanding options or unvested stock grants held by directors.

Benefit Plans

2004 Incentive Compensation Plan.  We adopted the 2004 Incentive Compensation Plan and amended it on December 19, 2007 to enable us to attract, retain and motivate our officers, directors, employees and consultants. Of the 750,000 shares of Common Stock that were eligible for issuance pursuant to awards made under this plan, 29,825 shares of Common Stock were subject to options outstanding as of June 30, 2013. As of such date, the outstanding options had a weighted average exercise price of $.49 per share and had expiration dates ranging from January 14, 2014 to October 15, 2018. Although this plan remains in effect and options under the plan remain outstanding, we ceased making awards under the plan upon the adoption of our 2009 Incentive Compensation Plan.

2009 Incentive Compensation Plan.  We adopted our 2009 Incentive Compensation Plan on January 27, 2009, and subsequently amended the plan on December 7, 2009, and January 31, 2012.  The principal purpose of the plan was to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.  Of the 1,150,000 shares of Common Stock that were eligible for issuance pursuant to awards made under the 2009 Incentive Compensation Plan, as of June 30, 2013, 765,906 shares had been issued pursuant to the Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of October 1, 2013, regarding the beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, who is known by us to own beneficially five percent or more of our Common Stock or preferred;
•	each of our directors;
•	each of our named executive officers; and
•	all our directors and executive officers as a group.

Percentage ownership calculations for beneficial ownership are based on 24,971,800 shares of Common Stock and 811,038 shares of Series D Convertible Preferred Stock outstanding as of October 1, 2013.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission (the “SEC”). These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of Common Stock issuable pursuant to the exercise of stock options and warrants, or conversion of shares of preferred stock or convertible debt, that are either immediately exercisable or exercisable within 60 days of October 1, 2013.  These shares are deemed to be outstanding and beneficially owned by the person holding those options, warrants or convertible shares or notes for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Common Stock		Preferred Stock
	Number of		Number of
	Shares	Beneficial	Shares	Beneficial	Total
	Beneficially	Ownership	Beneficially	Ownership	Voting
Name (1)	Owned	Percentage (2)	Owned	Percentage (2)	Power (3)
5% Stockholders
New Vistas Investment Corp. (4)	4,829,389	18.50%	97,796	12.06%	14.14%
CJMO, LLC (5)	2,168,643	8.28%	121,532	14.98%	6.56%
Bob Flowers (6)	2,703,393	10.46%	85,646	10.56%	8.13%
TM 07 Investments, LLC (7)	5,186,378	20.36%	35,256	4.35%	15.22%
CRM 008 Trust (8)	1,698,219	6.74%	6,810	0.84%	4.68%

Directors and Named Executive Officers
Charles R. Mollo (9)	14,876,024	53.03%	262,701	32.39%	43.60%
Jeff Doss (10)	582,064	2.31%	24,153	2.98%	1.76%
Gerald H. Riopelle (11)	577,409	2.30%	16,590	2.05%	1.75%
Al Ingallinera (12)	954,717	3.78%	24,230	2.99%	2.74%
Tom Gardner (13)	1,051,070	4.12%	51,750	6.38%	3.14%
Jeffrey R. Harris (14)	6,018,940	22.70%	139,135	17.16%	17.74%
Scott Coyle(15)	1,121,253	4.46%	-	-%	2.89%
Joan Brubacher (16)	1,765,326	7.06%	3,018	0.37%	5.34%

All directors and executive officers as a group (8 persons)	22,117,414	74.00%	423,781	52.25%	64.81%

(1)	The address of each officer, director and 5% stockholder listed below is c/o Beamz Interactive, Inc., 15354 North 83rd Way Suite 101, Scottsdale, AZ 85260.

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
(4)
Includes 977,958 shares issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 150,000 shares issuable upon exercise of warrants.  Mr. Mollo, our CEO and Chairman, serves as the trustee of trusts owning a total of 73.36% of the issued and outstanding stock of New Vistas Investment Corp., and Mr. Harris, a member of our Board, owns 24.13% of the issued and outstanding stock of New Vistas Investment Corp. and serves as the President, of New Vistas Investment Corp.

(5)	Includes 1,215,322 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock. Mr. Mollo serves as a manager of CJMO, LLC.
(6)	Includes 856,461 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 15,035 shares of Common Stock issuable upon exercise of warrants.
(7)
Includes 352,562 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 750 shares of Common Stock issuable upon the exercise of stock options and 150,000 shars of Common Stock issuable upon the exercise of stock warrants.  Mr. Mollo serves as a trustee of trusts owning 100% of the membership interests of TM07 Investments, LLC, and also serves as a manager of TM07 Investments, LLC.

(8)
Includes 68,100 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock as well as 150,000 shares issuable upon exercise of warrants.  Mr. Mollo serves as a trustee of CRM 008 Trust.

(9)
Includes all shares beneficially owned by the following entities over which Mr. Mollo may be deemed to exercise voting or dispositive control: New Vistas Investment Corp. (see footnote (4) above), CJMO, LLC (see footnote (5) above), TM 07 Investments, LLC (see footnote (7) above), CRM 008 Trust (see footnote (8) above), and La Luz LLC. Also includes (i) 106,021 shares of Common Stock (including 12,310 shares issuable upon conversion of shares of Series D Convertible Preferred Stock) beneficially owned by JLM 008 Trust for which Mr. Mollo disclaims beneficial ownership, (ii) 750 shares of Common Stock issuable upon the exercise of options held by TM 07 Investments, LLC,  (iii) 150,000 shares of Common Stock issuable upon the exercise of warrants held by CRM 008 Trust, (iv) 150,000 shares of Common Stock issuable upon the exercise of warrants held by New Vistas Investment Corp and 150,000 warrants held by TM07 Investments, LLC, and (v) 900 shares of Common Stock issuable upon the exercise of options held by CMI International.

(10)
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

(11)	Includes 165,900 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock.
(12)
Includes 242,299 shares issuable upon conversion of shares of Series D Convertible Preferred Stock owned by Evolution Marketing, Inc., over which Mr. Ingallinera may be deemed to exercise voting or dispositive control, as well as 49,000 shares of Common Stock issuable upon exercise of warrants.

(13)
Includes 517,496 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 12,950 shares of Common Stock issuable upon exercise of warrants and 750 shares of Common Stock issuable upon the exercise of options.

(14)
Reflects shares owned by New Vistas Investment Corp. (see footnote (4) above), over which Mr. Harris may be deemed to exercise voting or dispositive control, and includes a total of 1,391,352 shares issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 150,000 shares of Common Stock issuable upon exercise of warrants.

(15)	Includes 165,000 shares of Common Stock issuable upon exercise of warrants
(16)	Includes 30,180 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock.

To our knowledge, there exists no arrangement, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following is a description of transactions since July 1, 2011, or currently proposed, to which we have been or will be a participant, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our executive officers, directors or principal stockholders, including their immediate family members, had or will have a direct or indirect material interest:

2012 Bridge Loans

Since January 2012, we have entered into various Bridge Loan Agreements, including such agreements with the related parties set forth in the table below as of the date of this filing.  The interest rate on the Bridge Promissory Notes thereunder was 10% per annum.  In connection with those transactions we agreed to issue warrants to purchase one share of Common Stock for each $2 of principal amount of the Bridge Promissory Notes issued to the noteholders, at an exercise price of $.02.  The Bridge Loan Agreements provide that each noteholder shall have the option to convert any or all of the principal balance of, and accrued, but unpaid interest on, such noteholder’s Bridge Promissory Note into securities offered in an equity financing of the Company of $2,000,000 or more consummated after the date of the Bridge Loan Agreements at a 10% discount to the terms of such financing.  In October 2012 the notes were amended to extend the maturity dates through March 2013 and the provision for a 10% discount upon conversion was eliminated. The notes were amended again in February 2013 to extend the maturity dates through June 30, 2013.   On June 17, 2013 the Company extended a conversion option to 2012 Bridge Loan holders.  The option provided for the conversion of principal and accrued interest into Common Stock at $.40/share and expired on June 30, 2013.  As of June 30, 2013,  bridge loans, in the aggregate of $1,941,045 and accrued interested related thereto, in the aggregate of $133,059 had been converted to Common Stock under the aforementioned conversion option.  A loss on the extinguishment of debt was recorded in the amount of $499,320.

The board of directors has authorized up to an aggregate amount of $2.5 million in bridge loans. As of the date of this filing the Company has outstanding bridge loan financing of $40,000. 2012 Bridge Loans issued to date to related parties are summarized below:

Name of Related Party	Original Amount of Principal of Bridge Loans	Total Amount of Interest Converted	Estimated Value of Common Stock Underlying Warrants (5)

TM 07 Investments, LLC(1)	$827,420	$70,077	$0
New Vistas Investment Corp. (2)	$150,000	$15,658	$0
CRM 008 Trust (3)	$100,000	$9,479	$0
Bob Flowers	$25,000	$2,474	$7,500
Evolution Marketing, Inc. (4)	$98,000	$4,434	$29,400
Scott Coyle	$330,000	$12,501	$99,000

(1)
Mr. Mollo, our President, Chairman and CEO, serves as a trustee of trusts owning 100% of the membership interests of TM07 Investments, LLC and also serves as a manager of TM07 Investments, LLC. The principal and accrued interest was converted in June 2013 to Common Stock at $.40 per share. In addition, in June 2013, the warrants issued under the Bridge Loan were exercised in full.

(2)
Mr. Mollo also serves as the trustee of trusts owning a total of 73.36% of the issued and outstanding stock of New Vistas Investment Corp., and Mr. Harris owns 24.13%, and serves as the President, of New Vistas Investment Corp.  The principal and accrued interest was converted in June 2013 to Common Stock at $.40 per share. In addition, in June 2013, the warrants issued under the Bridge Loan were exercised in full.

(3)
Mr. Mollo also serves as the trustee of CRM 008 Trust.  The principal and accrued interest was converted in June 2013 to Common Stock at $.40/share. In addition, in June 2013, the warrants issued under the Bridge Loan were exercised in full.

(4) (5)	Mr. Ingallinera, our VP Product Management and Business Development, owns 100% of Evolution Marketing, Inc. Based on an average share price of $0.60 as of October 1, 2013.

2013 Convertible Secured Debt

Since May 2013, we have entered into various Convertible Secured Debt Agreements, including such agreements with the related parties set forth in the table below as of the date of this filing.  The interest rate on the Convertible Secured Debt was 10% per annum.  In connection with those transactions we agreed to issue warrants to purchase one share of Common Stock for each $2 of principal amount of the Convertible Secured Notes issued to the noteholders, at an exercise price of $.02.  The Convertible Secured Debt Agreements provide that each noteholder shall have the option to convert any or all of the principal balance of, and accrued, but unpaid interest on, such noteholder’s Convertible Secured Note into securities offered in an equity financing of the Company of $4,000,000 or more consummated after the date of the Convertible Secured Debt Agreements.  As of the date of this filing the Company has outstanding Convertible Secured Debt financing of $2,634,855 from our executive officers, directors or principal stockholders. 2013 Convertible Secured Debt issued to date to related parties are summarized below.

Name of Related Party	Original Amount of Principal of Convertible Debt	Total Amount of Interest Paid	Estimated Value of Common Stock Underlying Warrants (4)

TM 07 Investments, LLC(1)	$1,534,855	$0	$460,500
New Vistas Investment Corp. (2)	$600,000	$0	$180,000
CRM 008 Trust (3)	$500,000	$0	$150,000

(1)
Mr. Mollo, our Chairman and CEO, serves as a trustee of trusts owning 100% of the membership interests of TM07 Investments, LLC and also serves as a manager of TM07 Investments, LLC. The warrants issued under the Secured Debt were exercised in full in June 2013.

(2)
Mr. Mollo also serves as the trustee of trusts owning a total of 73.36% of the issued and outstanding stock of New Vistas Investment Corp., and Mr. Harris owns 24.13%, and serves as the President, of New Vistas Investment Corp.  In June 2013, the warrants issued under the Secured Debt were exercised in full.

(3)	Mr. Mollo also serves as the trustee of CRM 008 Trust. In June 2013, the 100,000 warrants issued under the Secured Debt were exercised in full.
(4)	Based on an average share price of $0.60 as of October 1, 2013.

Expenses

TM 07 Investments, LLC, a limited liability company controlled by Charlie Mollo, the Company’s Chief Executive Officer and Chairman of the Board paid various expenses on our behalf totaling $267,392 as of June 30, 2012.  The expenses were recorded in the periods incurred, and the liability to TM 07 Investments, LLC was recorded as an advance from a related party on the appropriate balance sheets. During the year ended June 30, 2013, TM 07 Investments, LLC paid various expenses on our behalf totaling $1,912,276 which were recorded in the periods incurred.  The liability to TM 07 Investments, LLC was converted to Bridge Loans during May and June 2013.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The 2013 and 2012 audit services provided by Semple, Marchal & Cooper, LLP were approved by our Audit/Corporate Governance Committee.  The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit/Corporate Governance Committee pre-approved both the type of services to be provided by our independent registered public accounting firm and the estimated fees related to these services.  During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor.  These services and fees must be deemed compatible with the maintenance of the auditor’s independence, in compliance with the SEC rules and regulations.  Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit an non-audit fees initially approved.

The Company was billed for the following audit, tax, and other related fees by its principal accountant for the last two fiscal years:

	2013	2012

Audit Fees	$104,000	$108,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees (1)	5,000	$35,000

(1) Related to filing of Form 10

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

(b) Exhibits.

Number	Description

3(i).1	Fourth Amended and Restated Certificate of Incorporation (1)
3(i).2	Amendment to Fourth Amended and Restated Certificate of Incorporation (1)
3(ii)	Bylaws (1)
4.1	HumanBeams, Inc. 2004 Incentive Compensation Plan (1)
4.2	Beamz Interactive 2009 Incentive Compensation Plan (1)
4.3	First Amendment to Beamz Interactive 2009 Incentive Compensation Plan (1)
4.4	Second Amendment to Beamz Interactive 2009 Incentive Compensation Plan (1)
4.5	Non-Qualified Deferred Compensation Plan (1)
10.1	Bridge Loan Agreement dated January 3, 2012 (1)
10.2	Form of Bridge Promissory Note issued in connection with the Bridge Loan Agreement dated January 3, 2012 (1)
10.3	Form of Warrant to Purchase Shares of Common Stock Bridge Loan Agreement dated January 3, 2012 (1)
10.4	Licensing Agreement with Beamz Cypher Partnership LLC dated May 20, 2011 (3)
10.5	Form of Indemnity Agreement (2)
10.6	License Agreement by and between Cypher Entertainment Group LLC and Beamz Interactive, Inc. dated August 30, 2012 (4)
10.7	Amendment to License Agreement by and between Cypher Entertainment Group LLC and Beamz Interactive, Inc. dated August 30, 2012 (7)
10.8	2013 Convertible Debt and Security Agreement dated May 1, 2013 (5)
10.9	Form of Convertible Note issued in connection with the 2013 Convertible Debt and Security Agreement dated May 1, 2013 (5)

10.10	Form of Warrant to Purchase Shares of Common Stock in connection with the 2013 Convertible Debt and Security Agreement dated May 1, 2013 (5)
10.11	Consulting Agreement dated July 12, 2013 (6)
21	The Company has no subsidiaries.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
101.INS	XBRL Instance Document (7)
101.SCH	XBRL Taxonomy Extension Schema (7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (7)
101.LAB	XBRL Taxonomy Extension Label Linkbase (7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (7)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10, filed April 19, 2012.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed June 12, 2012.
(3)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed July 5, 2012.
(4)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed on October 9, 2012
(5)	Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on May 15, 2013
(6)	Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on July 16, 2013
(7)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Charles R. Mollo
Charles R. Mollo, Chief Executive Officer

Dated:  October 11, 2013

Signature	Title	Date

/s/ Charles R. Mollo	Chief Executive Officer and Chairman (Principal Executive Officer)	October 11, 2013
Charles R. Mollo

/s/ Joan Brubacher	President, Principal Financial Officer and Principal Accounting Officer	October 11, 2013
Joan Brubacher

/s/ Jerry Riopelle	Director	October 11, 2013
Jerry Riopelle

/s/ Jeff Doss	Director	October 11, 2013
Jeff Doss

/s/ Jeffrey R. Harris	Director	October 11, 2013
Jeffrey R. Harris