Form 10-Q
period 2013-09-30
BEAMZ INTERACTIVE INC
filed 2013-11-14
CIK 1423357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2013

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

Shares issued and outstanding of the registrant’s $.001 par value common stock as of November 8, 2013: 24,971,790.

PART I – FINANCIAL INFORMATION
BEAMZ INTERACTIVE, INC.
CONDENSED BALANCE SHEETS
September 30, 2013 and June 30, 2013

ASSETS
	September 30,	June 30,
	2013	2013
	(Unaudited)
Current Assets:
Cash and cash equivalents	$12,052	$152,124
Accounts receivable, net	26,383	33,549
Inventory, net	269,831	-
Prepaid expenses	846,133	632,050
Total Current Assets	1,154,399	817,723

Prepaid expenses - long term portion	396,114	126,750
Property and equipment, net	87,047	-
Deposits	11,370	10,496

Total Assets	$1,648,930	$954,969

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$645,886	$343,895
Accrued liabilities	249,557	130,060
Advances from related party	333,454	-
Notes payable, net of discount	36,597	34,886
Total Current Liabilities	1,265,494	508,841

Long-Term Liabilities
Notes payable, net of discount	149,572	147,473
Notes payable - related parties, net of discount	2,292,441	1,810,533

Total Liabilities	3,707,507	2,466,847

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred Stock 10,000,000 shares authorized $.001 par value:
Series D Convertible Preferred; 1,300,000 authorized;
811,038 shares issued and outstanding	811	811
Common Stock, $.001 par value, 40,000,000 shares
authorized; 24,971,790 and 22,668,039 shares issued and
outstanding	24,972	22,668
Additional paid-in capital	17,686,922	16,131,654
Accumulated deficit	(19,771,282)	(17,667,011)

Total Stockholders' Equity (Deficit)	(2,058,577)	(1,511,878)

Total Liabilities and Stockholders' Equity (Deficit)	$1,648,930	$954,969

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012

Sales, net	$9,523	$103,124

Cost of goods sold	16,588	35,872

Gross profit (loss)	(7,065)	67,252

Depreciation and amortization	7,913	150
Research and development expenses	317,438	113,648
Sales and marketing expenses	639,937	129,522
General and administrative expenses	1,011,373	314,119

Loss from Operations	(1,983,726)	(490,187)

Other Income (Expense):
Interest expense	(120,545)	(61,920)

Net Loss	$(2,104,271)	$(552,107)

Loss per share
Basic and diluted loss per common share	$(0.09)	$(0.04)
Weighted average common shares outstanding - basic
and diluted	24,690,160	14,349,886

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012
	(Unaudited)	(Unaudited)
Reconciliation of Net Loss to Net Cash
Provided (Used) by Operating Activities
Net Loss	$(2,104,271)	$(552,107)

Cash flows from operating activities:
Depreciation and amortization	7,913	150
Equity issued for services and liabilities	1,386,000	280,000
Allowance for doubtful accounts	8,062	7,393
Amortization of debt discount	56,690	49,737
Payment of services by related parties	333,454	148,254

Changes in Operating Assets and Liabilities
Accounts receivable	(896)	(81,347)
Inventory	(269,831)	17,563
Prepaid expenses and other assets	(484,321)	(84,219)
Accounts payable	301,991	138,037
Accrued liabilities	119,497	(14,790)
Net cash used by operating activities	(645,712)	(91,329)

Cash flows from investing activities:
Purchase of equipment	(94,960)	-
Net cash used by investing activities	(94,960)	-

Cash flows from financing activities:
Proceeds from related party bridge loans	600,000	100,000
Proceeds from exercise of warrants	600	500
Net cash provided by financing activities	600,600	100,500

Increase (decrease) in cash and cash equivalents	(140,072)	9,171
Cash and cash equivalents, beginning of period	152,124	13,293
Cash and cash equivalents, end of period	$12,052	$22,464

Non-cash investing and financing activities:
Related party payments of accounts payable	$333,454	$148,254
Warrants issued with bridge loans	$170,972	$40,336
Issuance of bridge loan for payment of services	$-	$22,655
Equity issued for payment of services and liabilities	$1,386,000	$280,000
Cash paid for:
Income taxes	$-	$-
Interest	$785	$1,997

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies and Use of Estimates

Presentation of Interim Information

The condensed financial statements included herein have been prepared by Beamz Interactive, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of June 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2013, and the results of our operations and cash flows for the periods presented. The June 30, 2013 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results may be subject to seasonal variations and the results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

The Company provides an allowance for doubtful accounts based upon an individual review of the accounts outstanding, as well as the prior history of bad debts.  Accounts are considered past due or delinquent based on contractual terms, recent payment activity, and our judgment of collectability. The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted.  As of September 30, 2013 and June 30, 2013, an allowance has been provided for potentially uncollectible accounts receivable and product returns in the amounts of $12,318 and $4,256, respectively.  Bad debt expense for the three months ended September 30, 2013 and 2012 was $8,062 and $2,964, respectively.

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

At September 30, 2013 and June 30, 2013 inventory is comprised of the following:

	September 30, 2013	June 30, 2013
	(Unaudited)

Finished goods	$249,347	$-
Components	20,484	-
	269,831	-
Less: allowance for obsolescence	-	-

Net inventory	$269,831	$-

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses on the accompanying statements of operations. Advertising expense totaled $259,121 and $60,385 for the three months ended September 30, 2013 and 2012, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $317,438 and $113,648 for the three months ended September 30, 2013 and 2012, respectively.

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company’s software has been available for general release to customers and, accordingly, no development costs have been capitalized.

Software development costs incurred and included in research and development expense noted above totaled $134,622 and $2,430 for the three months ended September 30, 2013 and 2012, respectively.

Revenue Recognition

Revenues are recognized when a contract has been entered into or an order placed, the price is fixed, shipment of the products to the customer has occurred, or the transfer of title, if later, and collection is reasonably assured.  Amounts billed to a customer related to shipping or handling charges are included in revenues.

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a reduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  The Company also provides an allowance for product returns, which is estimated based upon prior experience.  As of September 30, 2013 and June 30, 2013, the allowance was $36 and $46, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the following estimated useful lives:

		September 30, 2013	June 30, 2013
		(Unaudited)

Computers and office equipment	3 years	$10,485	$10,485
Tooling	3 years	94,960	-
		105,445	10,485
Accumulated depreciation		(18,398)	(10,485)

		$87,047	$-

Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.  For the three months ended September 30, 2013 and 2012 depreciation expense was $7,913 and $150, respectively.

Concentration of Credit Risk

Management maintains the Company’s cash and cash equivalents in bank accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts, and Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents. As of September 30, 2013 there are no balances that exceeded federally insured limits.

During the three months ended September 30, 2013 the Company had two customers that represented approximately 52% of net sales.  The Company had approximately $4,900 in accounts receivable at September 30, 2013 from these customers.  During the three months ended September 30, 2012, the Company had one customer representing approximately 82% of net sales.

During the three months ended September 30, 2013 and 2012, the Company purchased substantially all of its inventory from one manufacturer and its inventory was held and processed at the same fulfillment center.

Per Share Data

Net loss per share (EPS) of common stock is computed based upon the weighted-average number of common shares outstanding during the period. Net loss equates to loss available to common stockholders as there is no dividend accrued for preferred stock.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The calculation of basic and diluted EPS were the same for the three months ended September 30, 2013 and 2012, as the Company had losses from operations during all periods and therefore the effect of all potential common stock equivalents is anti-dilutive (reduces loss per share).  Stock options and warrants representing 962,297 and 1,754,337 shares of Common Stock were outstanding at September 30, 2013 and 2012, respectively, with exercise prices ranging from $.02 to $1.00 per share. Additionally, there were 811,038 and 827,940 shares of Series D preferred stock outstanding at September 30, 2013 and 2012, respectively, that were convertible into common stock on a 1 for 10 basis.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2013, that are of significance, or potential significance, to us.

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

Reclassifications

Certain accounts and financial statement captions in the prior period have been reclassified to conform to the current period financial statements. Reclassifications have no effect on previously reported net losses and included the reclassification of $126,405 from Registration Costs to General and Administrative expenses during the three months ended September 30, 2012.

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

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 - Notes Payable

As of September  30, 2013 and June 30, 2013, notes payable consists of the following:

	September 30, 2013	June 30, 2013
	(Unaudited)

10% Bridge Loan to an entity due April 2014	$40,000	$40,000

10% Convertible Secured Subordinated Debt due December 2014	160,000	160,000

	200,000	200,000
Less: current portion	(40,000)	(40,000)
Notes payable - long-term portion	$160,000	$160,000

Notes payable are presented net of unamortized discounts as follows:

Notes payable - current portion	$40,000	$40,000
Less: unamortized discount	(3,403)	(5,114)
	$36,597	$34,886

Notes payable - long term portion	$160,000	$160,000
Less: unamortized discount	(10,428)	(12,527)
	$149,572	$147,473

During the years ended June 30, 2013 and 2012, the Company issued Bridge Loans (“2012 Bridge Loans”) to related parties and several unrelated parties.    In April 2013 the Company issued a Bridge Loan in the amount of $40,000 with a maturity date of April 2014.

As of September 30, 2013 an aggregate of $1,981,045 in 2012 Bridge Loans has been issued (out of the available $2.5 million authorized),  all but $40,000 of which had been converted into Common Stock under a Conversion Option as of June 30, 2013.

During the year ended June 30, 2013 and the three months ended September 30, 2013, the Company issued Convertible Secured Subordinated Debt (“2013 Convertible Debt”) to related parties (Note 3) and two unrelated parties.  The 2013 Convertible Debt provides for the issuance of warrants to purchase one share of common stock of the Company for each two dollars of principal investment that are exercisable at $.02 per share (Note 5).  A discount, related to the relative fair value of the warrants at the date of grant, was recorded and is being amortized to interest expense over the term of the loans under the effective interest method. The 2013 Convertible Debt provides that each noteholder can convert all of the principal balance and accrued, but unpaid, interest on such noteholders’ 2013 Convertible Debt into Common Stock at a price of $.40 per share.  In addition, the 2013 Convertible Debt provides that each note holder must convert all of the principal balance of, and accrued, but unpaid interest on such noteholders’ 2013 Convertible Debt into securities offered in an equity financing of the Company of $2,000,000 or more consummated after May 1, 2013.  The closing of such financing has not occurred as of the date of the financial statements and no principal or interest has been paid on the 2013 Convertible Debt.  The 2013 Convertible Debt also included a commitment by the Company’s Chief Executive Officer, along with other existing investors,  to purchase at least $2.5 million of the $5 million offering by September 30, 2013.  The debt is secured by all assets of the Company and is subordinated to all senior indebtedness.  As of September 30, 2013 there was $2,794,855 in 2013 Convertible Debt issued and outstanding of the available $5 million authorized of which $2,634,855 are from related parties (Note 3).  The 2013 Convertible Debt matures on December 31, 2014.  As of September 2013, the aforementioned $2.5 million commitment has been fulfilled.

Note 3 - Related Party Transactions

Notes payable to related parties consisted of the following at September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
	(Unaudited)
10% Convertible Secured Subordinated Debt to various individuals or entities due December 31, 2014	$2,634,855	$2,034,855

	2,634,855	2,034,855
Less: current portion	-	-
Notes payable - long term portion	2,634,855	2,034,855
Less: unamortized discount	(342,414)	(224,322)
	$2,292,441	$1,810,533

At September 30, 2013 the Company had a payable to an entity controlled by the chief executive officer in the amount of $333,454 for Company expenses paid by the entity.  The payable is non-interest bearing, uncollateralized, and due on demand.

The Company has entered into a consulting agreement for business development and project management with an entity owned by an officer of the Company.  The agreement provides for a monthly fee of $10,000 and is cancellable by either party by giving a 60 day notice. All payments are current as of September 30, 2013.

The Company has entered into an agreement with an individual for services as Vice President of Finance.  The contract term is 22 months and a 2012 Bridge Loan, in the amount of $280,000, was issued as full payment of the contract.

On September 1, 2013, the Company entered into a consulting agreement for finance and operations management with an entity owned by an officer of the Company.  The agreement provides for a monthly fee of $11,000 and is cancellable by either party by giving a 60 day notice. All payments are current as of September 30, 2013.  In addition, 1,600,000 shares of common stock were issued to the entity for services to be performed through August 2015.

During the three months ended September 30, 2013 the Company received $600,000 for issuance of Convertible Secured Subordinated Debt  to entities controlled by the chief executive officer of the Company.  The entities received 300,000 warrants to purchase common stock at $.02 per share, expiring in September 2016.

During the three months ended September 30, 2013 the Company issued, 25,000 shares of common stock to the audit committee chair for services to be performed through July, 2014.

At September 30, 2013 and June 30, 2013 the Company has prepaid expenses to related parties for services in the aggregate amounts of $895,833 and $357,333, respectively. In addition, as of September 30, 2013 and June 30, 2012, the Company had $90,000 and $60,000, respectively, of accrued expenses due to the chief executive officer for services in that capacity.

Note 4 - Commitments

Pursuant to the July 2012  Bridge Loan Stock Purchase and Security Agreement, each cash Lender under the Loan Document, simultaneously with the consummation of a Sale Event, shall be entitled to a fee in an amount equal to two hundred percent (200%) of the original principal amount loaned by such Lender to the Company, regardless of whether such Lender's Note is outstanding at that time, and such fee shall be paid to the Lenders in preference above any amounts owed by the Company to its other stockholders.  The aggregate amount of such preference payments equals $2,815,850 as of September 30, 2013 and June 30, 2013.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has had limited operations and no pending litigation or potential claims. As a result of these items, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2013 and June 30, 2013.

The Company is a party to various licensing agreements with regards to music and video content and the use and sale of same with its product and through its website.  The agreements have varying terms and include royalties based on the sales or use of the aforementioned licenses.  The terms range from a royalty equal to 17.5% to 25% of the net revenues or a floor rate of $.091 to $.30 per record in each electronic transmission record.  For the three month periods ended September 30, 2013 and 2012, royalty fees under these licenses were approximately $300 and $900, respectively, and are included in cost of sales on the statement of operations.

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

In August 2012 the Company entered into a non-exclusive distribution agreement with a third party to distribute the Beamz products.  The agreement has a term of three years and provides for the distributor to share in the profits on the sales.  During November 2011 the Company entered into a five year consulting agreement with the aforementioned third party to provide business development, sales and marketing. The contract provides for the consultant to share in the profits on certain sales.  As of September 30, 2013, there have been no sales pursuant to this agreement.

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

During March, 2013 the Company entered into a three year contract with a third party to manufacture the next generation Beamz product.  The contract provides for the manufacturer to prepare the tooling and molds for the next generation product as well as manufacture, source raw materials, test and ship the products.  In addition to the obligation for the payment for the tooling and molds in the approximate amount of $119,000, the Company committed to purchase $231,140 from the manufacturer. As of September 30, 2013, the Company has capitalized $94,960 in relation to the tooling and molds and all purchase commitments have been fully satisfied.

On April 5, 2013, the Company entered into endorsement and licensing agreements with musical artist Flo Rida, together with Strong Arm Productions, Inc. and Global Merchandising and Promotions, LLC.  Pursuant to these agreements, which provide the Company a license to use a range of Flo Rida’s music content, the Company has created a “Beamz by Flo” product offering, including: (a) a Flo Rida version of the Beamz interactive music player, which includes Flo Rida’s signature and logo and (b) Flo Rida content bundles which can be purchased in various Beamz software applications, featuring a range of Flo Rida’s music in Beamz interactive format. Under the agreements, Flo Rida has also filmed both commercials and videos with Beamz and has agreed to promote the Beamz interactive music player in a variety of arenas, potentially including social media, concerts and special events.  The agreements provide for the issuances of 300,000 shares of Common Stock, all of which had been issued as of June 30, 2013, and minimum annual royalties of $100,000, among other provisions.  In addition, pursuant to a subsequent agreement, the above parties agreed to produce the “Laser Light Show” song and music video, for which payment of $15,000 cash and $110,000 in the form of the 2013 Convertible Debt was made during the year ended June 30, 2013.

In April, 2013 the Company entered into a licensing agreement with a software developer to provide Beamz with a cross-platform interactive music engine for its exclusive use in Beamz markets.  The licensing agreement provides for the issuance of 100,000 shares of Common Stock to be issued monthly over a three year period, a payment, in the amount of $40,000 to be made in the form of a bridge loan, and a royalty fee of $.10 per royalty product sold.  The licensing agreement will continue unless terminated by mutual agreement. The bridge loan is due April, 2014 and is outstanding as of September 30, 2013.

In May, 2013 the Company entered into a consulting agreement to manage operations outside of the United States expiring on December 31, 2014.  The agreement provides for monthly payments of approximately $13,000 and the issuance of 120,000 shares of Common Stock, beginning June 2013 and vesting monthly over a two year period. The shares were issued in June 2013 and the value of unvested shares is included in prepaid expenses as of the balance sheet date.

During April 2013, the Company entered into a one year agreement for marketing services including web development, micro site programming, and online marketing.  The Company paid $10,000 for the development of the micro site and the agreement provides for  commissions up to 35% of certain net revenues, among other provisions.  The agreement may be cancelled by either party upon 60 days notice.

During June 2013 the Company entered into a 24-month lease agreement for office space.  The lease provided for rents of $1,500 for June 2013, $4,500 for July through September 2013, $5,000 for October through December 2013 and $5,500 from January 2014 through May 2015.  The lease was amended effective November 1, 2013 to reduce the leased space from 5,791 to 4,391 square feet, with a corresponding reduction in rent from $5,000 per month to $3,791 per month, which will increase to $4,170 per month beginning January 2014.  For the three months ended September 30, 2013 and 2012 the Company incurred rent expense of $15,979 and nil, respectively.  Future minimum lease payments for the next two years are $48,900 and $33,400.

Note 5 - Equity

Common Stock

As of September 30, 2013, the Company has 50,000,000 shares of stock authorized, 40,000,000 of which have been designated as common stock, $.001 par value. There were 24,971,790 shares of common stock issued and outstanding at September 30, 2013.

During the three months ended September 30, 2013, the Company issued 2,273,751 shares of common stock to various contractors and officers and directors for services that were valued at approximately $1,386,000.    In addition, 30,000 shares of common stock were issued for proceeds of $600, pursuant to the exercise of 30,000 warrants.

Preferred Stock

As of September 30, 2013 the Company has 10,000,000 shares of preferred stock, $.001 par value, authorized of which 1,300,000 shares are designated as Series D Convertible Preferred Stock (“Series D”). There are 811,038 shares of Series D issued and outstanding at September 30, 2013.  Each Series D share is convertible into 10 shares of common stock and has a liquidation preference of $10 per share.

Warrants and Options

Pursuant to the Convertible Secured Subordinated Debt, as additional consideration for each of the Loans, the Company granted the Lenders warrants with the right to purchase a number of shares of the Company's common stock equal to fifty percent (50%) of the principal amount of the Lender's Notes. During the three months ended September 30, 2013, 300,000 warrants were issued pursuant to the Convertible Secured Subordinated Debt.  The warrants are exercisable at $.02 per share and expire through September 2016. As the warrants were issued with the convertible debt, the relative fair value of these warrants, in the amount of $170,972 for the three months ended September 30, 2013, was allocated between the debt proceeds and the warrants. The warrant relative value is reflected as a discount on the debt, which is being amortized over the term of the debt.

2004 Incentive Compensation Plan

The Company has adopted the 2004 Incentive Compensation Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive and non-incentive stock options or shares.  The Company has reserved 750,000 shares of Common Stock for issuance underlying the grants under the Plan. As of September 30, 2013, options for the purchase of 29,825 shares of Common Stock are outstanding under the Plan. Options and warrants generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.  As of September 30, 2013 there are 7,175 shares of common stock available for issuance pursuant to grants under the Plan.

2009 Incentive Compensation Plan

In January 2009, the Company adopted the 2009 Incentive Compensation Plan (the "2009 Plan") that permits the issuance of options or shares to selected employees and directors of, and consultants to, the Company.  The Plan was amended in January 2012 to reserve 1,150,000 shares of Series C Convertible Preferred Stock for issuance underlying the grants of stock, stock options and warrants and to provide Common Stock awards rather than Series C Convertible Preferred shares.  The Company has issued 765,906 shares of Series C Convertible Preferred Stock pursuant to the Plan, all of which were converted to Common Stock as of June 30, 2011.  Options generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.  There are 384,094 shares available for grant as of September 30, 2013.

A summary of the options and warrants for the three months ended September 30, 2013 are presented in the table below:

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Aggregate Fair Value

Outstanding at June 30, 2013	$0.06	692,297	2.68	$273,615

Granted	0.02	300,000	2.89	195,926
Exercised	0.02	(30,000)	2.67	(5,700)
Outstanding at September 30, 2013
(unaudited)	$0.04	962,297	2.42	$463,841

For purposes of determining the fair values of warrants issued during the three months ended September 30, 2013 using the Black-Scholes option pricing model, the Company used the following assumptions; expected volatility 150%, risk-free interest rate 1%, warrant life of 3 years, and expected dividend rate of 0%.

Included in the table above are 29,825 options outstanding at September 30, 2013 and June 30, 2013.  The options are subject to various vesting periods up to thirty-three months and all were fully vested as of March 2013.   The options expire on various dates between January, 2014 and October, 2018. Additionally, the options and warrants had an intrinsic value of $546,919 as of September 30, 2013.  Intrinsic value arises when the exercise price is lower than the market value, which was estimated to be $.60 per share at September 30, 2013.

The options outstanding at September 30, 2013 had no unrecognized compensation costs.

Note 6 - Subsequent Events

Subsequent to September 30, 2013, the Company entered into a consulting agreement with a third party for the development of several micro sites in addition to promotional services.  The contract provides for an initial payment of $12,500 and three monthly maintenance payments of $2,500.

In October 2013 the Company entered into an Endorsement and Licensing Agreement with an artist for the endorsement of the BeamzDJ Product.   The contract provides for the issuance of 75,000 shares of common stock of which 25,000 vest at the inception of the contract and 50,000 shares vest over 24 months.

In November 2013 the Company entered into a consulting agreement with a third party to provide strategic planning services.  The contract has a term of six months and provides for the monthly issuance of 25,000 shares of restricted common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2013 and with the unaudited financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended June 30, 2013.

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

As of September 2013, our hardware product offering consists of three major product lines: the Beamz By Flo consumer product family; the Beamz DJ amateur and professional DJ product family; and the Beamz Education, Special Needs, and Health Care product family. The basic technology for these products has been in full production since late 2010. We produced and distributed to customers approximately 12,500 units of our first and second generation Beamz Player and Beamz Pro products.  The first units of our Beamz by Flo product began shipping on September 17, 2013.  The Beamz DJ and Beamz Education product families began shipping in October 2013.

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

Current marketing plans include leveraging our relationships with Flo Rida in the mass consumer market.  A direct response TV and internet campaign, selected public relations efforts with various magazines, bloggers, and television shows and/or interviews, and an extensive social media campaign are in process with Flo Rida, the implementation of which includes a series of videos and commercials featuring Flo Rida we have prepared which will be distributed and used beginning in the fourth quarter of 2013.  This will be supplemented with participation at major trade shows (including CES, NAMM, DJ Expo, and many others), a variety of contests with the Beamz, and other related marketing activities.

Sales and Distribution Strategy

Our historical sales and distribution strategy included marketing products on the Beamz web site, on Amazon, with various affiliates and online retailers, in certain retail musical instrument stores, in selected consumer retailers and with select international distributors.

Our planned sales and distribution strategy is as follows:

Leverage Endorsing Artist Fan Bases. Beamz will reach out to Flo Rida and other supporting artist fan bases via social media and other channels of communication, including providing them with special promotional programs such as launch specials and holiday specials.

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

Implement a Strong Direct to Consumer Marketing Strategy. A main component of our near term sales and marketing strategy is to maintain a comprehensive family of web sites, coupled with the creation and distribution of video content demonstrating the use of the Beamz Products across all markets and customers. This includes search engine optimization, digital advertising, video distribution, national cable TV commercial advertising, and other internet and direct response marketing programs, as well as regular contests.

Implement a Strong Social Media Strategy. We intend to augment our sales and marketing efforts with a strong social media effort, including Facebook, YouTube and Twitter, as well as the social media efforts of various artists that support the Beamz.

Research and Development

We believe continued innovation through research and development is critical to our future success. Through September 30, 2013, our research and development was conducted by a number of outside hardware and software contractors that are under contract with us to develop new products that can be integrated with our current product lines. We spent $317,438 on research and development during the three months ended September 30, 2013 and $113,648 during the three months ended September 30, 2012.  We believe that our current research and development effort is sufficient for our current needs; however, we may increase our research and development expenditures depending on the progress of our ongoing efforts, closure of additional customers, OEM and licensing relationships, and the availability of funding.

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

Original Music Licenses

Beamz licenses original music from various labels, publishers and recording artists. These agreements are all different depending upon the nature of the relationship, the music involved, and other factors.

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

While our significant accounting policies are more fully described in the notes to our financial statements included herewith and in our Annual Report, we believe that the following accounting policies and estimates are our most critical to a full understanding and evaluation of our reported financial results.

Inventory. Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. All items included in inventory relate primarily to our third generation Beamz products. We periodically review our inventory for obsolete items and provide a reserve upon identification of potential obsolete items. We do not expect any of our current products to become obsolete in the foreseeable future as they will be complementary to our planned new products.

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

We have evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes. In that regard, we have evaluated all tax positions that could have a significant effect on the financial statements and determined that we have no uncertain tax positions at September 30, 2013 that could have a significant effect on our financial statements. Our returns after 2009 remain open for examination.

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

Our risk-free interest rates are based on a zero-coupon U.S. treasury instrument, the term of which is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common Stock; therefore, the expected dividend yield is assumed to be zero. The fair value of share-based payments is generally amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The warrants issued during the three months ended September 30, 2013 were valued based on the market price at the date of grant, a term of 3 years, and a volatility of 150%.

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

Results of Operations and Financial Condition

For the three months ended September 30, 2013 compared with the three months ended September 30, 2012:

Revenues.  The Company generated revenues for the three months ended September 30, 2013 of $9,523, as compared to revenues of $103,124 for the three months ended September 30, 2012, or a 91% decrease in revenues. The decrease is primarily due to cessation of the sale of old second generation products in the last quarter of fiscal year 2013 in anticipation of the roll out of the new products which began in late September 2013.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2013 were $16,588, as compared to cost of sales of $35,872 for the three months ended September 30, 2012, for a decrease in cost of sales of 54%. This is due to decreased sales levels in 2013. The gross margin for the three months ended September 30, 2013 was (74%) as compared to the gross margin of approximately 65% for the three months ended September 30, 2012.   The decrease in the gross margin is primarily due to warehousing costs during the current quarter related to our old second generation product that the Company no longer markets.

Research and Development (“R&D”). R&D expenses for the three months ended September 30, 2013 were $317,438, as compared to R&D expenses of $113,648 for the three months ended September 30, 2012, or a 179% increase.  The increase is due to the increased cost associated with our next-generation product development including IOS (iPhone and iPad) and MAC software applications during the three months ended September 30, 2013. In addition, the three month periods ending September 30, 2013 and 2012 included approximately $114,600 and $31,750, respectively, of non-cash expenses associated with stock grants to various development consultants.

General and Administrative expenses (“G&A”). G&A expenses for the three months ended September 30, 2013 were $1,011,373 as compared to G&A expenses of $314,119 for the three months ended September 30, 2012, or a 222% increase in G&A expenses.  The increase is due to increased costs related to raising capital in addition to services provided by various  consultants for strategic planning and financial consulting.  The increase also includes fees for services of the President and Chief Financial Officer and included non-cash G&A expenses of approximately $637,800 for the three months ending September 30, 2013. For the three months ended September 30, 2012 G&A included non-cash expenses of approximately $121,700.

Sales & Marketing expenses.  Sales and Marketing expenses for the three months ended September 30, 2013 were $639,937, as compared to sales and marketing expenses of $129,522 for the three months ended September 30, 2012, or an increase of $510,415.  The increase is due primarily to increased costs of producing videos and commercials in addition to increased infrastructure and consulting personnel to position the Company to implement its fiscal year 2014 sales plans and new product launch, and included approximately $146,900 in non-cash expenses during the three months ended September 30, 2013. Sales and Marketing expenses for the three months ended September 30, 2012 included approximately $8,333 in non-cash expenses.

Interest Expense.   Interest expense was $120,545 for the three months ended September 30, 2013, as compared to $61,920 for the three months ended September 30, 2012, or an increase of $58,625. The increase is due to additional bridge notes and convertible debt outstanding in 2013, which resulted in additional non-cash amortization of debt discounts of approximately $57,000 on the debt.

Net Loss. We had a net loss for the three months ended September 30, 2013 of $2,104,271, as compared with a net loss of $552,107 for the three months ended September 30, 2012, or an increase in net loss of $1,552,164. The increase in net loss for the three months ended September 30, 2013 is due primarily to the increase in sales and marketing expense and research and development costs associated with the next-generation product development and launch as previously discussed. Approximately $899,000 of this loss was non-cash for 2013.

All material changes in financial condition and results of operations for the three months ended September 30, 2013 compared with the three months ended September 30, 2012 are identified in the above analysis for the periods ended September 30, 2013 and 2012.

Liquidity and Capital Resources

Our principal liquidity from inception (2001) to September 30, 2013, came from the sale of equity interests and debt financing. We issued 24,971,790 common shares related to the issuance of Common Stock and the conversion of all shares of Series A, A-1, B, and C Convertible Preferred into Common Stock in addition to 16,902 shares of Series D Convertible Preferred Stock. We have issued $6,730,208 of notes payable with interest rates between 8% and 10%, which were subsequently converted to Series D Convertible Preferred Stock in June 2012. Through September 30, 2013, the Company received $1,981,045 from the bridge loan financing, of which $1,530,420 was received from related parties.   Through September 30, 2013, the Company received $2,794,855 from the Convertible Secured Subordinated Debt, of which $2,634,855 was received from related parties.  As of September 30, 2013, total paid-in capital was $17,686,922.  During the three months ended September 30, 2013, we used $645,712 to fund operations that were funded primarily by loans from related parties.

We anticipate incurring significant expenditures during fiscal 2014 to pursue our planned business operations including additional research and development of products and technology.  Our ability to execute on these plans is dependent on our ability to generate additional investment proceeds.  In the event that we are unable to raise the necessary funds, we will have to modify our current business plans and may not be able to attract the customers necessary to generate positive income from operations; in such case, the business plan would have to be modified to address the funding issues.

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

We are currently conducting both a  bridge loan financing and a convertible secured subordinated debt financing, both of which are meant to address our present liquidity concerns. However, given the present circumstances and our dependence on additional financing, there can be no assurance that the Company's efforts will be successful.  The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations and obtain additional financing.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2013, our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting during the first quarter ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings
None.

Item 1A. Risk Factors
As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended September 30, 2013.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

The Company issued 2,273,751 shares of common stock to various contractors, officers, and directors for services that were valued at approximately $1,386,000 and 30,000 shares of common stock upon the exercise of warrants.  In addition, the Company issued 300,000 warrants in conjunction with its offering of convertible debt.

The issuances described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration, including the exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”).  The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions.  We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

Item 3. Defaults upon Senior Securities
None.

Item 4.  Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as part of this Report:

EXHIBIT INDEX

Number	Description
3(i).1	Fourth Amended and Restated Certificate of Incorporation(1)

3(i).2	Amendment to Fourth Amended and Restated Certificate of Incorporation(1)

3(ii)	Bylaws(1)

4.1	HumanBeams, Inc. 2004 Incentive Compensation Plan(1)

4.2	Beamz Interactive 2009 Incentive Compensation Plan(1)

4.3	First Amendment to Beamz Interactive 2009 Incentive Compensation Plan(1)

4.4	Second Amendment to Beamz Interactive 2009 Incentive Compensation Plan(1)

4.5	Non-Qualified Deferred Compensation Plan(1)

10.1	Consulting Agreement dated July 12, 2013 (2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101	Interactive data files pursuant to Rule 405 of Regulation S-T.
(1) Previously filed as an exhibit to the Company’s Registration Statement on Form 10, filed April 19, 2012.
(2) Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 16, 2013
(3) Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2013 Date: November 14, 2013	BEAMZ INTERACTIVE, INC. By /s/ Charles R. Mollo Charles R. Mollo Chief Executive Officer By /s/Joan W. Brubacher Joan W Brubacher President/CFO