Form 10-Q
period 2013-12-31
BEAMZ INTERACTIVE INC
filed 2014-02-14
CIK 1423357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2013

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

Shares issued and outstanding of the registrant’s $.001 par value common stock as of February 8, 2014: 25,549,961.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Balance Sheets as of December 31, 2013 (unaudited)	3
and June 30, 2013

Unaudited Condensed Statements of Operations	4
for the three and six months ended December 31, 2013 and 2012

Unaudited Condensed Statements of Cash Flows	5
for the six months ended December 31, 2013 and 2012

Notes to Unaudited Condensed Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition	16
and Results of Operations

Item 3: Quantitative and Qualitative Disclosures about Market Risk	24

Item 4: Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	25

Item 1A: Risk Factors	25

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3: Defaults upon Senior Securities	26

Item 4: Mine Safety Disclosures	26

Item 5: Other Information	26

Item 6: Exhibits	26

Signatures	27

PART I – FINANCIAL INFORMATION
BEAMZ INTERACTIVE, INC.
CONDENSED BALANCE SHEETS
December 31, 2013 and June 30, 2013

ASSETS
	December 31,	June 30,
	2013	2013
	(Unaudited)
Current Assets:
Cash and cash equivalents	$112,552	$152,124
Accounts receivable, net	63,057	33,549
Inventory, net	331,558	-
Prepaid expenses	658,519	632,050
Total Current Assets	1,165,686	817,723

Prepaid expenses - long term portion	261,218	126,750
Property and equipment, net	79,133	-
Deposits	11,370	10,496

Total Assets	$1,517,407	$954,969

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$581,143	$343,895
Accrued liabilities	365,086	130,060
Advances from related parties	1,174,635	-
Notes payable, net of discount	231,059	34,886
Notes payable - related parties, net of discount	2,634,277	-
Total Current Liabilities	4,986,200	508,841

Long-Term Liabilities
Notes payable, net of discount	-	147,473
Notes payable - related parties, net of discount	-	1,810,533

Total Liabilities	4,986,200	2,466,847

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred Stock 10,000,000 shares authorized $.001 par value:
Series D Convertible Preferred; 1,300,000 authorized;
798,722 and 811,038 shares issued and outstanding	799	811
Common Stock, $.001 par value, 40,000,000 shares
authorized; 25,549,961 and 22,668,039 shares issued and
outstanding	25,550	22,668
Additional paid-in capital	17,948,087	16,131,654
Accumulated deficit	(21,443,229)	(17,667,011)

Total Stockholders' Equity (Deficit)	(3,468,793)	(1,511,878)

Total Liabilities and Stockholders' Equity (Deficit)	$1,517,407	$954,969

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Sales, net	$168,885	$74,048	$178,408	$177,173

Cost of goods sold	94,352	30,991	110,940	66,863

Gross profit	74,533	43,057	67,468	110,310

Depreciation and amortization	7,914	150	15,827	300
Research and development expenses	253,608	212,640	571,046	326,288
Sales and marketing expenses	646,953	198,546	1,286,890	328,068
General and administrative expenses	680,264	498,667	1,691,637	812,788

Loss from Operations	(1,514,206)	(866,946)	(3,497,932)	(1,357,134)

Interest expense	(157,741)	(133,990)	(278,286)	(195,910)

Net Loss	$(1,671,947)	$(1,000,936)	$(3,776,218)	$(1,553,044)

Loss per share
Basic and diluted loss per
common share	$(0.07)	$(0.07)	$(0.15)	$(0.11)
Weighted average common shares
outstanding - basic and diluted	25,179,865	14,616,436	24,935,012	14,490,513

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2013 and 2012
(Unaudited)

	2013	2012
	(Unaudited)	(Unaudited)
Reconciliation of Net Loss to Net Cash
Used by Operating Activities
Net Loss	$(3,776,218)	$(1,553,044)

Cash flows from operating activities:
Depreciation and amortization	15,827	300
Equity issued for services and liabilities	1,595,500	386,380
Debt issued for services	50,000	195,655
Allowance for doubtful accounts	30,832	772
Inventory allowance	-	1,351
Amortization of debt discount	135,647	154,627
Related party payments of accounts payable	899,655	749,576

Changes in Operating Assets and Liabilities
Accounts receivable	(60,340)	(7,906)
Inventory	(331,558)	(7,246)
Prepaid expenses and other assets	(160,937)	63,588
Deposits	(874)	-
Accounts payable	237,248	(57,266)
Accrued liabilities	235,026	11,464
Net cash used by operating activities	(1,130,192)	(61,749)

Cash flows from investing activities:
Purchase of equipment	(94,960)	-
Net cash used by investing activities	(94,960)	-

Cash flows from financing activities:
Related party advances	274,980	-
Proceeds from related party bridge loans and convertible debt	910,000	150,000
Proceeds from exercise of warrants	600	10,774
Net cash provided by financing activities	1,185,580	160,774

Increase (decrease) in cash and cash equivalents	(39,572)	99,025
Cash and cash equivalents, beginning of period	152,124	13,293
Cash and cash equivalents, end of period	$112,552	$112,318

Non-cash investing and financing activities:
Related party payments of accounts payable	$899,655	$749,576
Warrants issued with bridge loans	$223,203	$220,661
Conversion of related party advances to bridge loans	$-	$677,421
Issuance of debt for payment of services	$50,000	$195,655
Equity issued for payment of services and liabilities	$1,595,500	$386,380
Cash paid for:
Income taxes	$-	$-
Interest	$3,385	$1,997

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies and Use of Estimates

Presentation of Interim Information

The condensed financial statements included herein have been prepared by Beamz Interactive, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of June 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at December 31, 2013, and the results of our operations and cash flows for the periods presented. The June 30, 2013 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results may be subject to seasonal variations and the results of operations for the six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

  Stock-Based Compensation and Warrants

We use the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options and warrants awarded to employees, officers, directors, investors, and consultants. We apply judgment in estimating key assumptions that are important elements in the model and in expensing stock options and warrants, such as the expected stock-price volatility, expected term, and expected forfeiture rates. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional stock-based compensation expense, which could be material to our results of operations.  We have not historically issued any dividends and we do not expect to in the future.  We use the graded vesting attribution method to recognize compensation costs over the requisite service period for grants to employees and directors.

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

The Company provides an allowance for doubtful accounts based upon an individual review of the accounts outstanding, as well as the prior history of bad debts.  Accounts are considered past due or delinquent based on contractual terms, recent payment activity, and our judgment of collectability. The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted.  As of December 31, 2013 and June 30, 2013, an allowance has been provided for potentially uncollectible accounts receivable and product returns in the amounts of $35,089 and $45,197, respectively.  Bad debt expense for the six months ended December 31, 2013 and 2012 was $26,392 and $525, respectively.

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

At December 31, 2013 and June 30, 2013 inventory is comprised of the following:

	December 31, 2013	June 30, 2013
	(Unaudited)

Finished goods	$292,220	$-
Components	39,338	-
	331,558	-
Less: allowance for obsolescence	-	-

Net inventory	$331,558	$-

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses on the accompanying statements of operations. Advertising expense totaled $577,138 and $114,132 for the six months ended December 31, 2013 and 2012, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $571,046 and $326,288 for the six months ended December 31, 2013 and 2012, respectively.

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company’s software has been available for general release to customers and, accordingly, no development costs have been capitalized.

Software development costs incurred and included in research and development expense noted above totaled $272,239 and $6,210 for the six months ended December 31, 2013 and 2012, respectively.

Revenue Recognition

Revenues are recognized when a contract has been entered into or an order placed, the price is fixed, shipment of the products to the customer has occurred, or the transfer of title, if later, and collection is reasonably assured.  Amounts billed to a customer related to shipping or handling charges are included in revenues.

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a reduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  The Company also provides an allowance for product returns, which is estimated based upon prior experience.  As of December 31, 2013 and June 30, 2013, the allowance was $1,967 and $738, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the following estimated useful lives:

		December 31, 2013	June 30, 2013
		(Unaudited)

Computers and office equipment	3 years	$10,485	$10,485
Tooling	3 years	94,960	-
		105,445	10,485
Accumulated depreciation		(26,312)	(10,485)

		$79,133	$-

Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.  For the six months ended December 31, 2013 and 2012 depreciation expense was $15,827 and $300, respectively.

Concentration of Credit Risk

Management maintains the Company’s cash and cash equivalents in bank accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts, and Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2013 there are no balances that exceeded federally insured limits.

During the six months ended December 31, 2013 the Company had three customers that represented approximately 68% of net sales.  The Company had approximately $49,300 in accounts receivable at December 31, 2013 from these customers.  During the six months ended December 31, 2012, the Company had two customers representing approximately 58% of net sales.  The Company had approximately $10,800 in accounts receivable at December 31, 2012 from these customers.

During the six months ended December 31, 2013 the Company purchased substantially all of its inventory from two vendors and its inventory was primarily processed at two fulfillment centers.   During the six months ended December 31, 2012, the Company purchased substantially all of its inventory from one manufacturer and its inventory was held and processed at the same fulfillment center.

Per Share Data

Net loss per share (EPS) of common stock is computed based upon the weighted-average number of common shares outstanding during the period. Net loss equates to loss available to common stockholders as there is no dividend accrued for preferred stock.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The calculation of basic and diluted EPS were the same for the six months ended December 31, 2013 and 2012, as the Company had losses from operations during all periods and therefore the effect of all potential common stock equivalents is anti-dilutive (reduces loss per share).  Stock options and warrants representing 1,142,297 and 1,690,847 shares of Common Stock were outstanding at December 31, 2013 and 2012, respectively, with exercise prices ranging from $.02 to $1.00 per share. Additionally, there were 798,722 and 827,940 shares of Series D preferred stock outstanding at December 31, 2013 and 2012, respectively, that were convertible into common stock on a 1 for 10 basis.  At December 31, 2013 the Company had $3,154,855 of convertible debt outstanding that is convertible into common stock at $.40 per share.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 31, 2013, that are of significance, or potential significance, to us.

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

Reclassifications

Certain accounts and financial statement captions in the prior period have been reclassified to conform to the current period financial statements. Reclassifications have no effect on previously reported net losses and included the reclassification of $47,883 and $174,288 from Registration Costs to General and Administrative expenses during the three and six months ended December 31, 2012, respectively.

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

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 - Notes Payable

As of December 31, 2013 and June 30, 2013, notes payable, excluding related parties, consists of the following:

	December 31, 2013	June 30, 2013
	(Unaudited)

10% Bridge Loan to an entity due April 2014	$40,000	$40,000

10% Convertible Secured Subordinated Debt due December 2014	210,000	160,000

	250,000	200,000
Less: current portion	(250,000)	(40,000)
Notes payable - long-term portion	$-	$160,000

Notes payable are presented net of unamortized discounts as follows:

Notes payable - current portion	$250,000	$40,000
Less: unamortized discount	(18,941)	(5,114)
	$231,059	$34,886

Notes payable - long term portion	$-	$160,000
Less: unamortized discount	-	(12,527)
	$-	$147,473

During the years ended June 30, 2013 and 2012, the Company issued Bridge Loans (“2012 Bridge Loans”) to related parties and several unrelated parties.    As of December 31, 2013 an aggregate of $1,981,045 in 2012 Bridge Loans has been issued (out of the available $2.5 million authorized),  all but $40,000 of which had been converted into Common Stock under a Conversion Option as of June 30, 2013.

During the year ended June 30, 2013 and the six months ended December 31, 2013, the Company issued Convertible Secured Subordinated Debt (“2013 Convertible Debt”) to related parties (Note 3) and two unrelated parties.  The 2013 Convertible Debt provides for the issuance of warrants to purchase one share of common stock of the Company for each two dollars of principal investment that are exercisable at $.02 per share (Note 5).  A discount, related to the relative fair value of the warrants at the date of grant, was recorded and is being amortized to interest expense over the term of the loans under the effective interest method. The 2013 Convertible Debt provides that each noteholder can convert all of the principal balance and accrued, but unpaid, interest on such noteholders’ 2013 Convertible Debt into Common Stock at a price of $.40 per share.    The 2013 Convertible Debt also included a commitment by the Company’s Chief Executive Officer, along with other existing investors, to purchase at least $2.5 million of the $5 million offering by September 30, 2013, which had been fulfilled as of that date.  The debt is secured by all assets of the Company and is subordinated to all senior indebtedness.  As of December 31, 2013 there was $3,154,855 in 2013 Convertible Debt issued and outstanding of the available $5 million authorized of which $2,944,855 are from related parties (Note 3).  The 2013 Convertible Debt matures on December 31, 2014.

Note 3 - Related Party Transactions

Notes payable to related parties consisted of the following at December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
	(Unaudited)

10% Convertible Secured Subordinated Debt due December 2014	$2,944,855	$2,034,855

	2,944,855	2,034,855
Less: current portion	(2,944,855)	-
Notes payable - long-term portion	$-	$2,034,855

Notes payable are presented net of unamortized discounts as follows:

Notes payable - current portion	$2,944,855	$-
Less: unamortized discount	(310,578)	-
	$2,634,277	$-

Notes payable - long term portion	$-	$2,034,855
Less: unamortized discount	-	(224,322)
	$-	$1,810,533

At December 31, 2013 the Company had a payable to entities controlled by the chief executive officer in the aggregate amount of $1,174,635 for Company expenses paid by the entities. The payables are non-interest bearing, uncollateralized, and due on demand.

The Company has entered into a consulting agreement for business development and project management with an entity owned by an officer of the Company.  The agreement provides for a monthly fee of $10,000 and is cancellable by either party by giving a 60 day notice. All payments are current as of December 31, 2013.

The Company has entered into an agreement with an individual for services as Vice President of Finance.  The contract term is 22 months and a 2012 Bridge Loan, in the amount of $280,000, was issued as full payment of the contract.

On September 1, 2013, the Company entered into a consulting agreement for finance and operations management with an entity owned by an officer of the Company.  The agreement provides for a monthly fee of $11,000 and is cancellable by either party by giving a 60 day notice. All payments are current as of December 31, 2013.  In addition, 1,600,000 shares of common stock were issued to the entity for services to be performed through August 2015.

During the six months ended December 31, 2013 the Company received $860,000 for issuance of Convertible Secured Subordinated Debt to entities controlled by the chief executive officer of the Company.  The entities received 430,000 warrants to purchase common stock at $.02 per share, expiring in November 2016.

During the six months ended December 31, 2013 the Company issued, 25,000 shares of common stock to the audit committee chair for services to be performed through July, 2014.

At December 31, 2013 and June 30, 2013 the Company has prepaid expenses to related parties for services in the aggregate amounts of $690,670 and $357,333, respectively. In addition, as of December 31, 2013 and June 30, 2013, the Company had $120,000 and $60,000, respectively, of accrued expenses due to the chief executive officer for services in that capacity.

Note 4 - Commitments

Pursuant to the July 2010  Bridge Loan Stock Purchase and Security Agreement, each cash Lender under the Loan Document, simultaneously with the consummation of a Sale Event, shall be entitled to a fee in an amount equal to two hundred percent (200%) of the original principal amount loaned by such Lender to the Company, regardless of whether such Lender's Note is outstanding at that time, and such fee shall be paid to the Lenders in preference above any amounts owed by the Company to its other stockholders.  The aggregate amount of such preference payments equals $2,815,850 as of December 31, 2013 and June 30, 2013. The Company believes that the likelihood of a Sale Event is remote, therefore, no liability for a preference payment is deemed necessary.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has had limited operations and no pending litigation or potential claims. As a result of these items, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2013 and June 30, 2013.

The Company is a party to various licensing agreements with regards to music and video content and the use and sale of same with its product and through its website.  The agreements have varying terms and include royalties based on the sales or use of the aforementioned licenses.  The terms range from a royalty equal to 17.5% to 25% of the net revenues or a floor rate of $.091 to $.30 per record in each electronic transmission record.  For the three month periods ended December 31, 2013 and 2012, royalty fees under these licenses were approximately $2,300 and $4,700, respectively, and are included in cost of sales on the statement of operations.

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

In August 2012 the Company entered into a non-exclusive distribution agreement with a third party to distribute the Beamz products.  The agreement has a term of three years and provides for the distributor to share in the profits on the sales.  During November 2011 the Company entered into a five year consulting agreement with the aforementioned third party to provide business development, sales and marketing. The contract provides for the consultant to share in the profits on certain sales.  There were no sales pursuant to this agreement and, as of December 15, 2013, the agreement was terminated.

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

During March, 2013 the Company entered into a three year contract with a third party to manufacture the next generation Beamz product.  The contract provides for the manufacturer to prepare the tooling and molds for the next generation product as well as manufacture, source raw materials, test and ship the products.  In addition to the obligation for the payment for the tooling and molds in the approximate amount of $119,000, the Company committed to purchase $231,140 from the manufacturer. As of December 31, 2013, the Company has capitalized $94,960 in relation to the tooling and molds and all purchase commitments have been fully satisfied.

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

In April, 2013 the Company entered into a licensing agreement with a software developer to provide Beamz with a cross-platform interactive music engine for its exclusive use in Beamz markets.  The licensing agreement provides for the issuance of 100,000 shares of Common Stock to be issued monthly over a three year period, a payment, in the amount of $40,000 to be made in the form of a bridge loan, and a royalty fee of $.10 per royalty product sold.  The licensing agreement will continue unless terminated by mutual agreement. The bridge loan is due April, 2014 and is outstanding as of December 31, 2013.

In May, 2013 the Company entered into a consulting agreement with an expiration date of December 31, 2014, to manage operations outside of the United States.  The agreement provides for monthly payments of approximately $13,000 and the issuance of 120,000 shares of Common Stock, beginning June 2013 and vesting monthly over a two year period. The shares were issued in June 2013 and the value of unvested shares is included in prepaid expenses as of the balance sheet date.

During April 2013, the Company entered into a one year agreement for marketing services including web development, micro site programming, and online marketing.  The Company paid $10,000 for the development of the micro site and the agreement provides for commissions up to 35% of certain net revenues, among other provisions.  The agreement may be cancelled by either party upon 60 days notice.

During June 2013 the Company entered into a 24-month lease agreement for office space.  The lease provided for rents of $1,500 for June 2013, $4,500 for July through September 2013, $5,000 for October through December 2013 and $5,500 from January 2014 through May 2015.  The lease was amended effective November 1, 2013 to reduce the leased space from 5,791 to 4,391 square feet, with a corresponding reduction in rent from $5,000 per month to $3,791 per month, which will increase to $4,170 per month beginning January 2014.  For the six months ended December 31, 2013 and 2012 the Company incurred rent expense of $31,416 and nil, respectively.  Future minimum lease payments for the next two years are $37,500 and $33,400.

In October 2013, the Company entered into a consulting agreement with a third party for the development of several micro sites in addition to promotional services.  The contract provides for an initial payment of $12,500 and three monthly maintenance payments of $2,500.

In October 2013 the Company entered into an Endorsement and Licensing Agreement with an artist for the endorsement of the Beamz DJ Product.   The contract provided for the issuance of 75,000 shares of common stock of which 25,000 vested at the inception of the contract and 50,000 shares were to vest over 24 months.  The contract was terminated by mutual agreement of the parties on December 16, 2013 and the 50,000 additional shares were forfeited.

In November 2013 the Company entered into a consulting agreement with a third party to provide strategic planning services.  The contract has a term of six months and provides for the monthly issuance of 25,000 shares of restricted common stock.

Note 5 - Equity

Common Stock

As of December 31, 2013, the Company has 50,000,000 shares of stock authorized, 40,000,000 of which have been designated as common stock, $.001 par value. There were 25,549,961 shares of common stock issued and outstanding at December 31, 2013.

During the six months ended December 31, 2013, the Company issued 2,728,751 shares of common stock to various contractors and officers and directors for services that were valued at approximately $1,596,000.    In addition, 30,000 shares of common stock were issued for proceeds of $600, pursuant to the exercise of 30,000 warrants and 123,171 shares were issued pursuant to the conversion of 12,316 shares of Series D Convertible Stock.

Preferred Stock

As of December 31, 2013 the Company has 10,000,000 shares of preferred stock, $.001 par value, authorized of which 1,300,000 shares are designated as Series D Convertible Preferred Stock (“Series D”). There are 798,722 shares of Series D issued and outstanding at December 31, 2013.  Each Series D share is convertible into 10 shares of common stock and has a liquidation preference of $10 per share.

Warrants and Options

Pursuant to the Convertible Secured Subordinated Debt, as additional consideration for each of the Loans, the Company granted the Lenders warrants with the right to purchase a number of shares of the Company's common stock equal to fifty percent (50%) of the principal amount of the Lender's Notes. During the six months ended December 31, 2013, 480,000 warrants were issued pursuant to the Convertible Secured Subordinated Debt.  The warrants are exercisable at $.02 per share and expire through November 2016. As the warrants were issued with the convertible debt, the relative fair value of these warrants, in the amount of $223,203 for the six months ended December 31, 2013, was allocated between the debt proceeds and the warrants. The warrant relative value is reflected as a discount on the debt, which is being amortized over the term of the debt.

2004 Incentive Compensation Plan

The Company has adopted the 2004 Incentive Compensation Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive and non-incentive stock options or shares.  The Company has reserved 750,000 shares of Common Stock for issuance underlying the grants under the Plan. As of December 31, 2013, options for the purchase of 29,825 shares of Common Stock are outstanding under the Plan. Options and warrants generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.  As of December 31, 2013 there are 7,175 shares of common stock available for issuance pursuant to grants under the Plan.

2009 Incentive Compensation Plan

In January 2009, the Company adopted the 2009 Incentive Compensation Plan (the "2009 Plan") that permits the issuance of options or shares to selected employees and directors of, and consultants to, the Company.  The Plan was amended in January 2012 to reserve 1,150,000 shares of Series C Convertible Preferred Stock for issuance underlying the grants of stock, stock options and warrants and to provide Common Stock awards rather than Series C Convertible Preferred shares.  The Company has issued 765,906 shares of Series C Convertible Preferred Stock pursuant to the Plan, all of which were converted to Common Stock as of June 30, 2011.  Options generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.  There are 384,094 shares available for grant as of December 31, 2013.

A summary of the options and warrants for the six months ended December 31, 2013 are presented in the table below:

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Aggregate Fair Value

Outstanding at June 30, 2013	$0.06	692,297	2.68	$273,615

Granted	0.02	480,000	2.73	223,203
Exercised	0.02	(30,000)	2.67	(5,700)
Outstanding at December 31, 2013
(unaudited)	$0.05	1,142,297	2.28	$491,118

For purposes of determining the fair values of warrants issued during the three months ended December 31, 2013 using the Black-Scholes option pricing model, the Company used the following assumptions; expected volatility 150%, risk-free interest rate 1%, warrant life of 3 years, and expected dividend rate of 0%.

Included in the table above are 29,825 options outstanding at December 31, 2013 and June 30, 2013.  The options are subject to various vesting periods up to thirty-three months and all were fully vested as of March 2013.   The options expire on various dates between January, 2014 and October, 2018. Additionally, the options and warrants had an intrinsic value of $357,166 as of December 31, 2013.  Intrinsic value arises when the exercise price is lower than the market value, which was estimated to be $.35 per share at December 31, 2013.

The options outstanding at December 31, 2013 had no unrecognized compensation costs.

Note 6 – Subsequent Events

In January 2014, the Company entered into a consulting agreement with a third party for financial advisory, strategic planning and professional relations services.  The one year contract provides for three monthly payments of $5,000, three monthly payments of $6,250, and six monthly payments of $7,500.  In addition, the contract provides for the issuance of 150,000 shares of restricted common stock at inception, and $50,000 of restricted stock in April, July, and October 2014.  The Company may terminate the agreement at the end of any 90-day period, with six days written notice.

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

We have commercialized several products that use the Beamz interactive laser controller technology for music making and music-controller related products.  These products are “interactive music systems” that combine unique laser controller hardware and various versions of interactive music software, including mapping software applications that enable the Beamz laser controller hardware to be used with software applications offered by other companies for use by DJ, lighting controls and music creation/production applications. “Interactive” refers to the fact the consumer is interacting with the song by choosing to bring different instruments or sound effects into the mix at their discretion, as opposed to passively listening to a song recording.

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

As of December 2013, our hardware product offering consists of three major product lines: the Beamz By Flo consumer product family; the Beamz DJ amateur DJ product family; and the Beamz Education, Special Needs, and Health Care product family. The basic technology for these products has been in full production since late 2010. We produced and distributed to customers approximately 12,500 units of our first and second generation Beamz Player and Beamz Pro products.  The first units of our Beamz by Flo product began shipping on September 17, 2013.  The Beamz DJ and Beamz Education product families began shipping in October 2013.

Future Products

We are in the process of expanding our device compatibility to include a range of Android tablet and phone devices, as well as Windows 8 tablet devices.  We expect to continue to develop new Beamz form factors in the future to address additional market opportunities such as the toy or gaming markets.

Marketing

We believe we are positioned to take advantage of the growth in electronic music and entertainment. Key target markets include the mass consumer market, the amateur DJ market, and the education, special needs, senior care, and health care markets.

To pursue these markets and build the Beamz brand, we entered into licensing and endorsement agreements with Flo Rida, a leading hip hop and pop artist.  Flo Rida was recently named a Billboard Top 100 Artist for 2013 and is the best-selling digital hip hop artist in the world, with more than 75 million combined singles sold worldwide.

Current marketing plans include leveraging our relationship with Flo Rida in the consumer market.  A direct response TV campaign and internet campaigns with various advertising media were implemented beginning in August 2013 and continued throughout the 2013 holiday season, which included a series of videos and commercials featuring Flo Rida.  This was supplemented with a variety of contests with the Beamz and other related marketing activities including selected public relations effort with various magazines, bloggers and television shows and/or interviews.  In January 2014, we participated in several major trade shows, including CES, NAMM, BETT and ATIA, all of which included participants in the consumer, DJ and education and health care markets.  Our marketing programs will be further expanded in 2014 to include marketing our products to consumers through retail relationships in the toy and musical instrument categories, by establishing resellers in the education and health care markets, through programs targeted at the amateur and home DJ markets as well as through continuing our internet campaigns and public relation efforts.

Sales and Distribution Strategy

Our historical sales and distribution strategy included marketing products on the Beamz web site, on Amazon, with various affiliates and online retailers, in certain retail musical instrument stores, in selected consumer retailers and with select international distributors.

Our planned sales and distribution strategy is as follows:

Leverage Endorsing Artist Fan Bases. Beamz will continue to reach out to Flo Rida and other supporting artist fan bases via social media and other channels of communication, including providing them with special promotional programs.

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

Pursue Select Reseller and Retail Relationships.  We intend to pursue retail relationships particularly with toy and musical instrument specialty retailers, as well as to grow our base of resellers in the education and health care markets.

Continue a Strong Direct to Consumer Marketing Strategy. A main component of our near term sales and marketing strategy is to continue to maintain a comprehensive web site, coupled with the creation and distribution of video content demonstrating the use of the Beamz Products across all markets and customers. This includes search engine optimization, digital advertising, video distribution and other internet marketing programs, as well as regular contests.

Research and Development

We believe continued innovation through research and development is critical to our future success. Through December 31, 2013, our research and development was conducted by a number of outside hardware and software contractors that are under contract with us to develop new products that can be integrated with our current product lines. We spent $571,046 on research and development during the six months ended December 31, 2013 and $326,288 during the six months ended December 31, 2012.  Now that our new hardware product line is complete for the near future, we will likely decrease our research and development spending and focus our resources on continuing content development as well as development of new technologies that will increase the capability of our product line over time.  However, we may increase our research and development expenditures depending on the progress of our ongoing efforts, closure of additional customers, OEM and licensing relationships, and the availability of funding.

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

Patents and Patent Applications

Our strategy is to aggressively file, secure, and maintain a broad range of patents and other intellectual property to protect our current and future business. Currently, we have five U.S. Utility Patents and two U.S. Design Patents.  We also have seven pending U.S. Utility Patent Applications, three pending International Utility Patent Applications and three pending International Patent Cooperation Treaty  (“PCT”) Patents Applications.

We have four U.S. Registered Trademarks: the Beamz name, the Beamz logo, the name “iBeamz” and the phrase “Play the Light”, as well as two foreign trademark applications pending.  We also have a U.S. Registered Copyright on our core Beamz software and we have filed, or will file, copyrights on our key music and software.

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

On April 17, 2013 we entered into a licensing agreement with Mindsight, LLC.  Pursuant to the agreement, Mindsight is developing an interactive music audio engine that allows Beamz to operate on a variety of operating systems including Mac, Windows, iOS, and Android.  Beamz has the exclusive right to use this technology in Beamz’ markets.

We have agreements with a number of music labels and/or licensing agencies—EMI Music Services, Walt Disney Records, Blind Pig Records, Sony Records, Harry Fox Agency, Inc., Rhino Entertainment, Warner Music Inc., D3M and others—whereby we license the right to use a broad range of songs and videos for use on the Beamz. We believe this adds an exciting multi-media video dimension, enabling the user to display the music video on a television or large monitor while playing the Beamz along with the song. We currently offer a library of over 300 interactive songs for sale on our web site, which we intend to continue to grow via both internal development and third-party artist relationships. These agreements fall into three primary categories:

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

We have evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes. In that regard, we have evaluated all tax positions that could have a significant effect on the financial statements and determined that we have no uncertain tax positions at December 31, 2013 that could have a significant effect on our financial statements. Our returns after 2009 remain open for examination.

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

Our risk-free interest rates are based on a zero-coupon U.S. treasury instrument, the term of which is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common Stock; therefore, the expected dividend yield is assumed to be zero. The fair value of share-based payments is generally amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The warrants issued during the three months ended December 31, 2013 were valued based on the market price at the date of grant, a term of 3 years, and a volatility of 150%.

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

Results of Operations and Financial Condition

For the three months ended December 31, 2013 compared with the three months ended December 31, 2012:

Revenues.  The Company generated revenues for the three months ended December 31, 2013 of $168,885, as compared to revenues of $74,048 for the three months ended December 31, 2012, or a 128% increase in revenues. The increase is primarily due to the introduction of the new products and the direct response and internet campaigns which took place during the second quarter of fiscal year 2014.

Cost of Goods Sold. Cost of goods sold for the three months ended December 31, 2013 was $94,352, as compared to cost of sales of $30,991 for the three months ended December 31, 2012, for an increase in cost of sales of $63,361. This is primarily due to increased sales as well as to increased shipping and fulfillment costs in 2013. The gross margin for the three months ended December 31, 2013 was 44% as compared to gross margin of approximately 58% for the three months ended December 31, 2012.   The decrease in the gross margin is primarily due to warehousing costs during the current quarter in addition to higher fulfillment costs related to maintaining an additional fulfillment center to support direct response orders.

Research and Development (“R&D”). R&D expenses for the three months ended December 31, 2013 were $253,608, as compared to R&D expenses of $212,640 for the three months ended December 31, 2012, or a 19% increase.  The increase is due to the increased cost associated with our next-generation product development including IOS (iPhone and iPad) and MAC software applications during the three months ended December 31, 2013. In addition, the three month periods ending December 31, 2013 and 2012 included approximately $41,700 and $26,000, respectively, of non-cash expenses associated with stock grants to various development consultants.

General and Administrative Expenses (“G&A”). G&A expenses for the three months ended December 31, 2013 were $680,264 as compared to G&A expenses of $498,667 for the three months ended December 31, 2012, or a 36% increase in G&A expenses.  The increase is due to increased costs related to raising capital in addition to services provided by various  consultants for strategic planning and financial consulting.  The increase also includes fees for services of the President and Chief Financial Officer and included non-cash G&A expenses of approximately $301,850 for the three months ending December 31, 2013. For the three months ended December 31, 2012 G&A included non-cash expenses of approximately $159,000.

Sales & Marketing Expenses.  Sales and Marketing expenses for the three months ended December 31, 2013 were $646,953, as compared to sales and marketing expenses of $198,546 for the three months ended December 31, 2012, or an increase of $448,407.  The increase is due primarily to artist endorsement programs and increased costs of producing videos and commercials , and included approximately $159,500 in non-cash expenses during the three months ended December 31, 2013. Sales and Marketing expenses for the three months ended December 31, 2012 included approximately $45,000 in non-cash expenses.

Interest Expense.   Interest expense was $157,741 for the three months ended December 31, 2013, as compared to $133,990 for the three months ended December 31, 2012, or an increase of $23,751. The increase is due to additional bridge notes and convertible debt outstanding in 2013. Interest expense for the three months ended December 31, 2013 and 2012 includes non-cash amortization of debt discounts of approximately $79,000 and $155,000, respectively.

Net Loss. We had a net loss for the three months ended December 31, 2013 of $1,671,947, as compared with a net loss of $1,000,936 for the three months ended December 31, 2012, or an increase in net loss of $671,011. The increase in net loss for the three months ended December 31, 2013 is due primarily to the increase in sales and marketing expense and research and development costs associated with the next-generation product development and launch as previously discussed. Approximately $582,000 of this loss was non-cash for 2013.

All material changes in financial condition and results of operations for the three months ended December 31, 2013 compared with the three months ended December 31, 2012 are identified in the above analysis for the periods ended December 31, 2013 and 2012.

For the six months ended December 31, 2013 compared with the six months ended December 31, 2012:

Revenues.  The Company generated revenues for the six months ended December 31, 2013 of $178,408, as compared to revenues of $177,173 for the six months ended December 31, 2012, or an increase in revenues of $1,235. The increase is primarily due to the introduction of new products and the direct response and internet campaigns which took place during the second quarter of fiscal year 2014, partially offset by the cessation of the sale of old second generation products in the last quarter of fiscal year 2013 in anticipation of the roll out of the new products.

Cost of Goods Sold. Cost of goods sold for the six months ended December 31, 2013 were $110,940, as compared to cost of sales of $66,863 for the six months ended December 31, 2012, for an increase in cost of sales of $44,077. This is primarily due to increased shipping and fulfillment costs in 2013. The gross margin for the six months ended December 31, 2013 was 38% as compared to the gross margin of approximately 62% for the six months ended December 31, 2012.   The decrease in the gross margin is primarily due to warehousing costs during the current quarter in addition to higher fulfillment costs related to maintaining an additional fulfillment center to support direct response orders.

Research and Development (“R&D”). R&D expenses for the six months ended December 31, 2013 were $571,046, as compared to R&D expenses of $326,288 for the six months ended December 31, 2012, or a 75% increase.  The increase is due to the increased cost associated with our next-generation product development including IOS (iPhone and iPad) and MAC software applications during the six months ended December 31, 2013. In addition, the six month periods ending December 31, 2013 and 2012 included approximately $156,200 and $58,000, respectively, of non-cash expenses associated with stock grants to various development consultants.

General and Administrative Expenses (“G&A”). G&A expenses for the six months ended December 31, 2013 were $1,691,637 as compared to G&A expenses of $812,788 for the three months ended December 31, 2012, or a 108% increase in G&A expenses.  The increase is due to increased costs related to raising capital in addition to services provided by various consultants for strategic planning and financial consulting.  The increase also includes fees for services of the President and Chief Financial Officer and included non-cash G&A expenses of approximately $939,700 for the six months ending December 31, 2013. For the six months ended December 31, 2012 G&A included non-cash expenses of approximately $280,000.

Sales & Marketing Expenses.  Sales and Marketing expenses for the six months ended December 31, 2013 were $1,286,890, as compared to sales and marketing expenses of $328,068 for the six months ended December 31, 2012, or an increase of $958,822.  The increase is due primarily to artist endorsement programs and increased costs of producing videos and commercials, and included approximately $306,400 in non-cash expenses during the six months ended December 31, 2013. Sales and Marketing expenses for the six months ended December 31, 2012 included approximately $53,000 in non-cash expenses.

Interest Expense.   Interest expense was $278,286 for the six months ended December 31, 2013, as compared to $195,910 for the six months ended December 31, 2012, or an increase of $82,376. The increase is due to additional bridge notes and convertible debt outstanding in 2013.  Interest expense for the six months ended December 31, 2013 and 2012 includes non-cash amortization of debt discounts of approximately $136,000 and $155,000, respectively.

Net Loss. We had a net loss for the six months ended December 31, 2013 of $3,776,218, as compared with a net loss of $1,553,044 for the six months ended December 31, 2012, or an increase in net loss of $2,223,174. The increase in net loss for the six months ended December 31, 2013 is due primarily to the increase in sales and marketing expense and research and development costs associated with the next-generation product development and launch as previously discussed. Approximately $1,538,000 of the loss was non-cash for 2013 and approximately $546,000 of the loss was non-cash for 2012.

All material changes in financial condition and results of operations for the six months ended December 31, 2013 compared with the six months ended December 31, 2012 are identified in the above analysis for the periods ended December 31, 2013 and 2012.

Liquidity and Capital Resources

Our principal liquidity from inception (2001) to December 31, 2013, came from the sale of equity interests and debt financing. We issued 25,549,961 common shares related to the issuance of Common Stock and the conversion of all shares of Series A, A-1, B, and C Convertible Preferred into Common Stock and also includes the conversion of 29,218 shares of Series D Convertible Preferred Stock. We have issued $6,730,208 of notes payable with interest rates between 8% and 10%, which were subsequently converted to Series D Convertible Preferred Stock in June 2012. Through December 31, 2013, the Company received $1,981,045 from the bridge loan financing, of which $1,530,420 was received from related parties.   Through December 31, 2013, the Company received $3,154,855 from the Convertible Secured Subordinated Debt, of which $2,944,855 was received from related parties.  As of December 31, 2013, total paid-in capital was $17,974,436.  During the six months ended December 31, 2013, we used $1,130,192 to fund operations that were funded primarily by loans from related parties.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2013, our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting during our most recently completed fiscal quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended December 31, 2013.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

The Company issued 2,728,751 shares of common stock to various contractors, officers, and directors for services that were valued at approximately $1,596,000, 30,000 shares of common stock upon the exercise of warrants, and 123,171 shares of common stock upon the conversion of Series D Convertible Preferred Stock.  In addition, the Company issued 480,000 warrants in conjunction with its offering of convertible debt.

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

Item 3. Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as part of this Report:

EXHIBIT INDEX

Number	Description
3(i).1	Fourth Amended and Restated Certificate of Incorporation(1)

3(i).2	Amendment to Fourth Amended and Restated Certificate of Incorporation(1)

3(ii)	Bylaws(1)

4.1	HumanBeams, Inc. 2004 Incentive Compensation Plan(1)

4.2	Beamz Interactive 2009 Incentive Compensation Plan(1)

4.3	First Amendment to Beamz Interactive 2009 Incentive Compensation Plan(1)

4.4	Second Amendment to Beamz Interactive 2009 Incentive Compensation Plan(1)

4.5	Non-Qualified Deferred Compensation Plan(1)

10.1	Consulting Agreement dated July 12, 2013 (2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101	Interactive data files pursuant to Rule 405 of Regualtion S-T
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

Date: February 14, 2014 Date: February 14, 2014	BEAMZ INTERACTIVE, INC. By /s/ Charles R. Mollo Charles R. Mollo Chief Executive Officer By /s/ Joan W. Brubacher Joan W Brubacher President/CFO