Form 10-Q
period 2014-03-31
BEAMZ INTERACTIVE INC
filed 2014-05-20
CIK 1423357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2014

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

Shares issued and outstanding of the registrant’s $.001 par value common stock as of May 20, 2014: 26,501,791.

PART I – FINANCIAL INFORMATION

BEAMZ INTERACTIVE, INC.
CONDENSED BALANCE SHEETS
March 31, 2014 and June 30, 2013

ASSETS
	March 31,	June 30,
	2014	2013
	(Unaudited)
Current Assets:
Cash and cash equivalents	$27,026	$152,124
Accounts receivable, net	9,285	33,549
Inventory, net	309,447	-
Prepaid expenses	550,101	632,050
Total Current Assets	895,859	817,723

Prepaid expenses - long term portion	163,655	126,750
Property and equipment, net	71,220	-
Deposits	10,370	10,496

Total Assets	$1,141,104	$954,969

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$455,780	$343,895
Accrued liabilities	363,670	130,060
Advances from related parties	161,845	-
Notes payable, net of discount	197,004	34,886
Notes payable - related parties, net of discount	2,710,858	-
Total Current Liabilities	3,889,157	508,841

Long-Term Liabilities
Notes payable, net of discount	-	147,473
Notes payable - related parties, net of discount	1,375,545	1,810,533

Total Liabilities	5,264,702	2,466,847

Commitments and Contingencies	-	-

Stockholders' Deficit:
Preferred Stock 10,000,000 shares authorized $.001 par value:
Series D Convertible Preferred; 1,300,000 authorized;
796,039 and 811,038 shares issued and outstanding	796	811
Common Stock, $.001 par value, 40,000,000 shares
authorized; 26,501,791 and 22,668,039 shares issued and
outstanding	26,502	22,668
Additional paid-in capital	18,451,720	16,131,654
Accumulated deficit	(22,602,616)	(17,667,011)

Total Stockholders' Deficit	(4,123,598)	(1,511,878)

Total Liabilities and Stockholders' Deficit	$1,141,104	$954,969

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Sales, net	$68,098	$50,272	$246,505	$227,445

Cost of goods sold	115,019	23,536	225,960	90,399

Gross profit	(46,921)	26,736	20,545	137,046

Depreciation and amortization	7,913	150	23,740	450
Research and development expenses	266,249	150,586	837,294	476,874
Sales and marketing expenses	198,481	239,713	1,485,371	567,781
General and administrative expenses	458,031	357,826	2,149,668	1,170,614

Loss from Operations	(977,595)	(721,539)	(4,475,528)	(2,078,673)

Interest income	1	-	1	1
Interest expense	(181,793)	(97,207)	(460,078)	(293,118)

Net Loss	$(1,159,387)	$(818,746)	$(4,935,605)	$(2,371,790)

Loss per share
Basic and diluted loss per
common share	$(0.04)	$(0.05)	$(0.20)	$(0.16)
Weighted average common shares
outstanding - basic and diluted	25,947,518	15,415,090	25,267,587	14,725,715

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2014 and 2013
(Unaudited)

	2014	2013
	(Unaudited)	(Unaudited)
Reconciliation of Net Loss to Net Cash Used by Operating Activities
Net Loss	$(4,935,605)	$(2,371,790)

Cash flows from operating activities:
Depreciation and amortization	23,740	450
Equity issued for services, liabilities, interest and license	1,756,311	617,230
Debt issued for services	50,000	-
Allowance for doubtful accounts	4,454	1,586
Inventory allowance	-	1,148
Amortization of debt discount	230,396	212,283
Interest converted to debt	6,048	-
Debt converted to equity	85,640	-

Changes in Operating Assets and Liabilities
Accounts receivable	19,810	(24,625)
Inventory	(309,447)	(3,184)
Prepaid expenses and other assets	45,044	(242,349)
Deposits	126	-
Accounts payable	111,885	1,579,584
Accrued liabilities	233,610	77,373
Net cash used by operating activities	(2,677,988)	(152,294)

Cash flows from investing activities:
Purchase of equipment	(94,960)	-
Net cash used by investing activities	(94,960)	-

Cash flows from financing activities:
Related party advances	1,737,250	-
Proceeds from related party bridge loans and convertible debt	910,000	150,000
Proceeds from exercise of warrants	600	10,774
Net cash provided by financing activities	2,647,850	160,774

Increase (decrease) in cash and cash equivalents	(125,098)	8,480
Cash and cash equivalents, beginning of period	152,124	13,293
Cash and cash equivalents, end of period	$27,026	$21,773

Non-cash investing and financing activities:
Related party payments of accounts payable	$1,737,250	$1,066,501
Warrants issued with bridge loans	$441,334	$291,840
Conversion of related party advances to debt	$1,575,405	$677,421
Issuance of debt for payment of services	$50,000	$132,655
Equity issued for payment of services, liabilities, interest and license	$1,756,311	$393,000

Cash paid for:
Income taxes	$-	$-
Interest	$5,879	$5,953

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies and Use of Estimates

Presentation of Interim Information

The condensed financial statements included herein have been prepared by Beamz Interactive, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of June 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2014, and the results of our operations and cash flows for the periods presented. The June 30, 2013 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results may be subject to seasonal variations and the results of operations for the nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

The Company provides an allowance for doubtful accounts based upon an individual review of the accounts outstanding, as well as the prior history of bad debts.  Accounts are considered past due or delinquent based on contractual terms, recent payment activity, and our judgment of collectability. The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted.  As of March 31, 2014 and June 30, 2013, an allowance has been provided for potentially uncollectible accounts receivable and product returns in the amounts of $8,710 and $4,256, respectively.  Bad debt expense for the nine months ended March 31, 2014 and 2013 was $30,164 and $1,479, respectively.

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

At March 31, 2014 and June 30, 2013 inventory is comprised of the following:

	March 31, 2014	June 30, 2013
	(Unaudited)

Finished goods	$272,619	$-
Components	36,828	-
	309,447	-
Less: allowance for obsolescence	-	-

Net inventory	$309,447	$-

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses on the accompanying statements of operations. Advertising expense totaled $583,065 and $147,927 for the nine months ended March 31, 2014 and 2013, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $837,924 and $476,874 for the nine months ended March 31, 2014 and 2013, respectively.

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company’s software has been available for general release to customers and, accordingly, no development costs have been capitalized.

Software development costs incurred and included in research and development expense noted above totaled $454,190 and $32,286 for the nine months ended March 31, 2014 and 2013, respectively.

Revenue Recognition

Revenues are recognized when a contract has been entered into or an order placed, the price is fixed, shipment of the products or transfer of title to the customer has occurred, if later, and collection is reasonably assured.  Amounts billed to a customer related to shipping or handling charges are included in revenues.

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a reduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  The Company also provides an allowance for product returns, which is estimated based upon prior experience.  As of March 31, 2014 and June 30, 2013, the allowance was $379 and $46, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the following estimated useful lives:

		March 31, 2014	June 30, 2013
		(Unaudited)

Computers and office equipment	3 years	$10,485	$10,485
Tooling	3 years	94,960	-
		105,445	10,485
Accumulated depreciation		(34,225)	(10,485)

		$71,220	$-

Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.  For the nine months ended March 31, 2014 and 2013 depreciation expense was $23,740 and $450, respectively.

Concentration of Credit Risk

Management maintains the Company’s cash and cash equivalents in bank accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts, and Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents. As of March 31, 2014 there are no balances that exceeded federally insured limits.

During the nine months ended March 31, 2014 the Company had three customers that represented approximately 61% of net sales.  The Company had approximately $6,600 in accounts receivable at March 31, 2014 from these customers.  During the nine months ended March 31, 2013, the Company had two customers representing approximately 52% of net sales.  The Company had approximately $11,350 in accounts receivable at March 31, 2013 from these customers.

During the nine months ended March 31, 2014 the Company purchased substantially all inventory from two vendors and its inventory was primarily processed at two fulfillment centers.   During the nine months ended March 31, 2013, the Company purchased substantially all of its inventory from two vendors and its inventory was held and processed at the same fulfillment center.

Per Share Data

Net loss per share (EPS) of common stock is computed based upon the weighted-average number of common shares outstanding during the period. Net loss equates to loss available to common stockholders as there is no dividend accrued for preferred stock.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The calculation of basic and diluted EPS were the same for the nine months ended March 31, 2014 and 2013, as the Company had losses from operations during all periods and therefore the effect of all potential common stock equivalents is anti-dilutive (reduces loss per share).  Stock options and warrants representing 2,717,250 and 1,855,847 shares of Common Stock were outstanding at March 31, 2014 and 2013, respectively, with exercise prices ranging from $.02 to $1.00 per share. Additionally, there were 796,039 and 811,038 shares of Series D preferred stock outstanding at March 31, 2014 and 2013, respectively, that were convertible into common stock on a 1 for 10 basis.  At March 31, 2014 the Company had $3,154,855 of convertible debt outstanding that is convertible into common stock at $.40 per share and $1,581,453 of convertible debt outstanding that is convertible into common stock at $.20 per share.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended March 31, 2014, that are of significance, or potential significance, to us.

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

Reclassifications

Certain accounts and financial statement captions in the prior period have been reclassified to conform to the current period financial statements. Reclassifications have no effect on previously reported net losses and included the reclassification of $26,306 and $200,594 from Registration Costs to General and Administrative expenses during the three and nine months ended March 31, 2013, respectively.

Liquidity

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which raises doubts about the ability of the Company to continue as a going concern. In order to continue as a going concern, the Company will need to generate additional revenue and obtain additional capital to fund its operating losses and service its obligations. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year, though there can be no assurance that the Company’s efforts will be successful. The Company's independent registered public accounting firm has included an emphasis-of-matter paragraph regarding the financial statement disclosure of the uncertainty about the Company's ability to continue as a going concern in their audit report attached to our financial statements for the years ended June 30, 2013 and 2012.

The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 - Notes Payable

As of March 31, 2014 and June 30, 2013, notes payable, excluding related parties, consists of the following:

	March 31, 2014	June 30, 2013
	(Unaudited)

10% Bridge Loan to an entity due April 2014	$-	$40,000

10% Convertible Secured Subordinated Debt due December 2014	210,000	160,000

	210,000	200,000
Less: current portion	(210,000)	(40,000)
Notes payable - long-term portion	$-	$160,000

Notes payable are presented net of unamortized discounts as follows:

Notes payable - current portion	$210,000	$40,000
Less: unamortized discount	(12,996)	(5,114)
	$197,004	$34,886

Notes payable - long term portion	$-	$160,000
Less: unamortized discount	-	(12,527)
	$-	$147,473

During the year ended June 30, 2013 and the nine months ended March 31, 2014, the Company issued Convertible Secured Subordinated Debt (“2013 Convertible Debt”) to related parties (Note 3) and two unrelated parties.  The 2013 Convertible Debt provides for the issuance of warrants to purchase one share of common stock of the Company for each two dollars of principal investment that are exercisable at $.02 per share (Note 5).  A discount, related to the relative fair value of the warrants at the date of grant, was recorded and is being amortized to interest expense over the term of the loans under the effective interest method. The 2013 Convertible Debt provides that each noteholder can convert all of the principal balance and accrued, but unpaid, interest on such noteholders’ 2013 Convertible Debt into Common Stock at a price of $.40 per share.  The 2013 Convertible Debt also included a commitment by the Company’s Chief Executive Officer, along with other existing investors, to purchase at least $2.5 million of the $5 million offering by September 30, 2013, which had been fulfilled as of that date.  The debt is secured by all assets of the Company and is subordinated to all senior indebtedness.

The 2013 Convertible Debt was amended in February 2014.  The Amendment provides an increase in the offering from $5 million to $6.5 million, the issuance of warrants to purchase one share of common stock of the Company for each dollar of principal investment subsequent to the Amendment, and provides that each noteholder can convert all of the principal balance and accrued, but unpaid, interest on such noteholders’ Amended 2013 Convertible Debt into Common Stock at a price of $.20 per share.

As of March 31, 2014 there was $4,736,308 in 2013 Convertible Debt issued and outstanding of the available $6.5 million authorized of which $4,526,308 are from related parties (Note 3).  The 2013 Convertible Debt matures through December 31, 2015.

Note 3 - Related Party Transactions

Notes payable to related parties consisted of the following at March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
	(Unaudited)

10% Convertible Secured Subordinated Debt due December 2014	$2,944,855	$2,034,855
10% Convertible Secured Subordinated Debt due December 2015	1,581,453	-

	4,526,308	2,034,855
Less: current portion	(2,944,855)	-
Notes payable - long-term portion	$1,581,453	$2,034,855

Notes payable are presented net of unamortized discounts as follows:

Notes payable - current portion	$2,944,855	$-
Less: unamortized discount	(233,997)	-
	$2,710,858	$-

Notes payable - long term portion	$1,581,453	$2,034,855
Less: unamortized discount	(205,908)	(224,322)
	$1,375,545	$1,810,533

At March 31, 2014 the Company had a payable to entities controlled by the chief executive officer in the aggregate amount of $161,846 for Company expenses paid by the entities. The payables are non-interest bearing, uncollateralized, and due on demand.

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

On September 1, 2013, the Company entered into a consulting agreement for finance and operations management with an entity owned by an officer of the Company.  The agreement provides for a monthly fee of $11,000 and is cancellable by either party by giving a 60 day notice. All payments are current as of March 31, 2014.  In addition, 1,600,000 shares of common stock were issued to the entity for services to be performed through August 2015.

During the nine months ended March 31, 2014 the Company received $2,423,453 for issuance of Convertible Secured Subordinated Debt to entities controlled by the chief executive officer of the Company.  The entities received 1,993,453 warrants to purchase common stock at $.02 per share, expiring in February 2017.

During the nine months ended March 31, 2014 the Company issued, 25,000 shares of common stock to the audit committee chair for services to be performed through July 2014.

At March 31, 2014 and June 30, 2013 the Company has prepaid expenses to related parties for services in the aggregate amounts of $569,591 and $357,333, respectively, all of which is related to issuances of shares with vesting terms. In addition, as of March 31, 2014 and June 30, 2013, the Company had $30,000 and $60,000, respectively, of accrued expenses due to the chief executive officer for services in that capacity.

Note 4 - Commitments

Pursuant to the July 2010  Bridge Loan Stock Purchase and Security Agreement, each cash Lender under the Loan Document, simultaneously with the consummation of a Sale Event, shall be entitled to a fee in an amount equal to two hundred percent (200%) of the original principal amount loaned by such Lender to the Company, regardless of whether such Lender's Note is outstanding at that time, and such fee shall be paid to the Lenders in preference above any amounts owed by the Company to its other stockholders.  The aggregate amount of such preference payments equals $2,815,850 as of March 31, 2014 and June 30, 2013. The Company believes that the likelihood of a Sale Event is remote, therefore, no liability for a preference payment is deemed necessary.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has had limited operations and no pending litigation or potential claims. As a result of these items, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2014 and June 30, 2013.

The Company is a party to various licensing agreements with regards to music and video content and the use and sale of same with its product and through its website.  The agreements have varying terms and include royalties based on the sales or use of the aforementioned licenses.  The terms range from a royalty equal to 17.5% to 25% of the net revenues or a floor rate of $.091 to $.30 per record in each electronic transmission record.  For the nine month periods ended March 31, 2014 and 2013, royalty fees under these licenses were approximately $4,800 and $6,300, respectively, and are included in cost of sales on the statement of operations.

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

In January, 2013 the Company entered into a three year contract with a consulting firm to provide marketing services.  The marketing program is to include direct response marketing, branding and advertising. The consulting firm received 125,000 shares of Common Stock at the commencement of the contract.  The contract provides for a royalty fee of 3% of all product net revenue received as a direct result of the consultant’s marketing of the Company’s consumer products in the United States and additional stock compensation for achieving certain sales goals.

During March, 2013 the Company entered into a three year contract with a third party to manufacture the next generation Beamz product.  The contract provides for the manufacturer to prepare the tooling and molds for the next generation product as well as manufacture, source raw materials, test and ship the products.  In addition to the obligation for the payment for the tooling and molds in the approximate amount of $119,000, the Company committed to purchase $231,140 from the manufacturer. As of March 31, 2014, the Company has capitalized $94,960 in relation to the tooling and molds and all purchase commitments have been fully satisfied.

On April 5, 2013, the Company entered into endorsement and licensing agreements with musical artist Flo Rida, together with Strong Arm Productions, Inc. and Global Merchandising and Promotions, LLC.  Pursuant to these agreements, which provide the Company a license to use a range of Flo Rida’s music content, the Company has created a “Beamz by Flo” product offering, including: (a) a Flo Rida version of the Beamz interactive music player, which includes Flo Rida’s signature and logo and (b) Flo Rida content bundles which can be purchased in various Beamz software applications, featuring a range of Flo Rida’s music in Beamz interactive format. Under the agreements, Flo Rida has also filmed both commercials and videos with Beamz and has agreed to promote the Beamz interactive music player in a variety of arenas, potentially including social media, concerts and special events.  The agreements provide for the issuances of 300,000 shares of Common Stock, all of which had been issued as of June 30, 2013, and minimum annual royalties of $100,000 to retain exclusive license rights, among other provisions.  In addition, pursuant to a subsequent agreement, the above parties agreed to produce the “Laser Light Show” song and music video, for which payment of $15,000 cash and $110,000 in the form of the 2013 Convertible Debt was made during the year ended June 30, 2013.

In April, 2013 the Company entered into a licensing agreement with a software developer to provide Beamz with a cross-platform interactive music engine for its exclusive use in Beamz markets.  The licensing agreement provides for the issuance of 100,000 shares of Common Stock to be issued monthly over a three year period, a payment, in the amount of $40,000 to be made in the form of a bridge loan, and a royalty fee of $.10 per royalty product sold.  The licensing agreement will continue unless terminated by mutual agreement. The bridge loan was due April 2014 and was sold to a third party and then converted to common stock in February 2014.

In May, 2013 the Company entered into a consulting agreement with a company based in the United Kingdom to manage operations outside of the United States.  The agreement expires December 31, 2014 and provides for monthly payments of approximately $13,000 and the issuance of 120,000 shares of Common Stock, beginning June 2013 and vesting monthly over a two year period. The shares were issued in June 2013 and the value of unvested shares is included in prepaid expenses as of the balance sheet date.

During April 2013, the Company entered into a one year agreement for marketing services including web development, micro site programming, and online marketing.  The Company paid $10,000 for the development of the micro site and the agreement provides for commissions up to 35% of certain net revenues, among other provisions.  The agreement expired April 19, 2014.

During June 2013, the Company entered into a 24-month lease agreement for office space.  The lease provided for rents of $1,500 for June 2013, $4,500 for July through September 2013, $5,000 for October through December 2013 and $5,500 from January 2014 through May 2015.  The lease was amended effective November 1, 2013 to reduce the leased space from 5,791 to 4,391 square feet, with a corresponding reduction in rent from $5,000 per month to $3,791 per month, which increased to $4,170 per month beginning January 2014.  For the nine months ended March 31, 2014 and 2013 the Company incurred rent expense of $46,854 and nil, respectively.  Future minimum lease payments for the next two years are $50,040 and $8,340.

In November 2013 the Company entered into a consulting agreement with a third party to provide strategic planning services.  The contract has a term of six months and provides for the monthly issuance of 25,000 shares of restricted common stock.

In January 2014, the Company entered into a consulting agreement with a third party for financial advisory, strategic planning and professional relations services.  The one year contract provides for three monthly payments of $5,000, three monthly payments of $6,250, and six monthly payments of $7,500.  In addition, the contract provides for the issuance of 150,000 shares of restricted common stock at inception, and $50,000 of restricted stock in April, July, and October 2014, the number of shares of which are to be calculated by dividing $50,000 by the higher of (a) $0.33 per share of (b) the average closing share price on the last ten (10) trading days of the prior three-month period.  The Company may terminate the agreement at the end of any 90-day period, with six days written notice.

In February 2014, the Company entered into a sales representation agreement with a third party.  The agreement provides for a 7% commission on sales collected by the Company.  The contract will remain in effect until terminated by either party upon at least 60 days prior notice.

Additionally, during February 2014 the Company entered into a thirty-six month Reseller Agreement for company software and hardware.  The contract provides a world-wide, non-exclusive right to market and sublicense the Company’s products.

Note 5 - Equity

Common Stock

As of March 31, 2014, the Company has 50,000,000 shares of stock authorized, 40,000,000 of which have been designated as common stock, $.001 par value. There were 26,501,791 shares of common stock issued and outstanding at March 31, 2014.

During the nine months ended March 31, 2014, the Company issued 3,073,751 shares of common stock to various contractors and officers and directors for services that were valued at approximately $1,685,000.    In addition, 30,000 shares of common stock were issued for proceeds of $600, pursuant to the exercise of 30,000 warrants and 150,001 shares were issued pursuant to the conversion of 14,999 shares of Series D Convertible Stock.

Preferred Stock

As of March 31, 2014 the Company has 10,000,000 shares of preferred stock, $.001 par value, authorized of which 1,300,000 shares are designated as Series D Convertible Preferred Stock (“Series D”). There are 796,039 shares of Series D issued and outstanding at March 31, 2014.  Each Series D share is convertible into 10 shares of common stock and has a liquidation preference of $10 per share.

Warrants and Options

Pursuant to the May 1, 2013 Convertible Secured Subordinated Debt Agreement (2013 Convertible Debt), as additional consideration for each of the Loans, the Company granted the Lenders warrants with the right to purchase a number of shares of the Company's common stock equal to fifty percent (50%) of the principal amount of the Lender's Notes.  The 2013 Convertible Debt was amended in February 2014 (the Amendment) to provide warrants with the right to purchase a number of shares of the Company’s stock equal to one hundred percent (100%) of the principal amount of the Lender’s Notes entered into subsequent to the Amendment. During the nine months ended March 31, 2014, 2,061,453 warrants were issued pursuant to the Convertible Secured Subordinated Debt.  The warrants are exercisable at $.02 per share and expire through February 2017. As the warrants were issued with the convertible debt, the relative fair value of these warrants, in the amount of $441,335 for the nine months ended March 31, 2014, was allocated between the debt proceeds and the warrants. The warrant relative value is reflected as a discount on the debt, which is being amortized over the term of the debt.

2004 Incentive Compensation Plan

The Company has adopted the 2004 Incentive Compensation Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive and non-incentive stock options or shares.  The Company has reserved 750,000 shares of Common Stock for issuance underlying the grants under the Plan. As of March 31, 2014, options for the purchase of 23,325 shares of Common Stock are outstanding under the Plan. Options and warrants generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.  As of March 31, 2014 there are 7,175 shares of common stock available for issuance pursuant to grants under the Plan.

2009 Incentive Compensation Plan

In January 2009, the Company adopted the 2009 Incentive Compensation Plan (the "2009 Plan") that permits the issuance of options or shares to selected employees and directors of, and consultants to, the Company.  The Plan was amended in January 2012 to reserve 1,150,000 shares of Series C Convertible Preferred Stock for issuance underlying the grants of stock, stock options and warrants and to provide Common Stock awards rather than Series C Convertible Preferred shares.  The Company has issued 765,906 shares of Series C Convertible Preferred Stock pursuant to the Plan, all of which were converted to Common Stock as of June 30, 2011.  Options generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.  There are 384,094 shares available for grant as of March 31, 2014.

A summary of the options and warrants for the nine months ended March 31, 2014 are presented in the table below:

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Aggregate Fair Value

Outstanding at June 30, 2013	$0.06	692,297	2.68	$273,615

Granted	0.02	2,061,453	2.80	441,335
Exercised	0.02	(30,000)	2.67	(5,700)
Expired	0.50	(6,500)	-	(7)
Outstanding at March 31, 2014
(unaudited)	$0.05	2,717,250	2.28	$709,243

For purposes of determining the fair values of warrants issued during the three months ended March 31, 2014 using the Black-Scholes option pricing model, the Company used the following assumptions; expected volatility 40%, risk-free interest rate 1%, warrant life of 3 years, and expected dividend rate of 0%.

Included in the table above are 23,325 options outstanding at March 31, 2014 and 29,925 options outstanding at June 30, 2013.  The options are subject to various vesting periods up to thirty-three months and all were fully vested as of March 2013.   The options expire on various dates between February, 2015 and October, 2018. Additionally, the options and warrants had no intrinsic value as of March 31, 2014.  Intrinsic value arises when the exercise price is lower than the market value, which was estimated to be $.17 per share at March 31, 2014.

The options outstanding at March 31, 2014 had no unrecognized compensation costs.

Note 6 – Subsequent Events

In April 2014, the Company entered into a consulting agreement with a third party for financial advisory, strategic planning and investor relations services.  The contract provides for the issuance of 4,000,000 shares of the common stock.  Of this amount, 2,000,000 shares vest as of the date of the agreement, 1,000,000 shares vest three months from the date of the agreement and 1,000,000 shares vest six months from the date of the agreement.  The agreement may be terminated 30 days after receipt of written notice.

Additionally, in April 2014, the Board of Directors approved the grant of 40,000 shares of common stock per Director for annual directors’ compensation effective June 2014.

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

Products

We have developed an interactive laser controller technology that can be implemented in a wide variety of music, game, therapy, education, senior care, lighting and consumer applications. Our products (previously “Beamz Player” and “Beamz Pro”, now “Beamz EHC” and “Beamz by Flo” product families and collectively the “Beamz” or “Beamz Products”) can bring music to everyone in a manner that has previously not been possible. By connecting the Beamz to a PC or MAC computer, iPad, or iPhone, depending upon the model, and installing the associated software, the user can “play” a wide range of digitized musical instruments by simply interrupting one or more laser beams with their hands. This allows them to create great music in conjunction with a background rhythm track of original, popular, and children’s songs across numerous music genres (e.g., jazz, blues, hip hop, rock, classical or Latin).  In each song the user can select up to twelve different instruments, music clips and sound effects that are harmoniously paired with a background rhythm track, resulting in hundreds of instruments to choose from across all songs in the Beamz music library.  These are often actual recordings of artists playing such instruments, and thus sound just like a high quality digital recording of the instrument. The Beamz software makes it easy to make great sounding music in minutes by following the diagram on the screen of the attached device, which allows the user to identify which laser beam controls different instruments.  Beamz songs are harmonious regardless of how they are played and the music samples assigned to a laser beam offer additional complexity, often with several notes, chords and/or series of music samples controlled by touching one of the laser beams.  Because the music is harmonious no matter which laser beam is interrupted, the Beamz Products allow people that have no previous musical background or training, regardless of age, experience of disability, to play and enjoy music within minutes, yet have the depth to enable accomplished DJs, artists, educators and therapists to perform, compose and create sophisticated interactive music, activities and content.

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

Our primary near term market, Education and Health Care, includes special needs, music education, therapy and senior care applications. The products are provided with songs and instructional content for use by educators or therapists specifically designed for teaching basic music appreciation, for occupational or other types of therapeutic use with special needs children or adults, or for recreational or therapeutic use by seniors, either in senior living facilities or at home.  Each Beamz song is unique and set up with varying playback settings and options by Beamz composers so that consumers have the experience of playing back harmonious music.  IN some cases, a laser beam is set up to play just a single note or a single music file.  But laser beams can also be set up to play back complex sequences of music files, with the timing of the laser beam interruption contributing to how the music is played back.  Depending on the complexity of the pre-programmed music files within a Beamz song, a user may experience the sensation of “playing the instrument” represented by the laser beams as they move their fingers in and out of the laser beams.

Our website also currently offers the Beamz by Flo products to consumers, targeting families and music enthusiasts, including not only the hardware and musical content products, but an iOS-based application for the iPad or iPhone that can be “played” without the hardware. The products are offered with an endorsement from superstar Flo Rida as well as various song bundles, or individually-purchased songs.

The Beamz interactive music software also provides amateur and professional musicians opportunities to create original compositions.  Using the Beamz Studio interactive music editing software application, musicians may create new songs by combining music samples made by music production software applications (e.g. ProTools) and defining in the Beamz Studio software how those samples are to be played back into a defined rhythm track.   Musicians may also record their “performances” with the interactive Beamz songs and, depending on how they choose to playback the pre-programmed samples, may yield significant variations of songs.  In addition, for the performing musician and/or DJ, the Beamz laser controller may be used in a MIDI (Musical Instrument Digital Interface) mode, or it may be used with Beamz MAC and PC compatible mapping software that sends MIDI and/or keystroke commands to initiate controls for other software applications (e.g. Ableton Live 8, Virtual DJ, Serato).  Beamz DJ also includes a special version of the Virtual DJ software for home DJs.  Musicians may use the Beamz Studio software application to configure songs to be controlled by using the Beamz laser controller for their specific performance needs.

The basic technology for the Beamz products has been in full production since late 2010. We produced and distributed to customers approximately 12,500 units of our first and second generation Beamz Player and Beamz Pro products.  The first units of our Beamz by Flo product began shipping on September 17, 2013 and the first sales of our Beamz EHC products occurred in October 2013.

Future Products

We are in the process of expanding our device compatibility to include a range of Android tablet and phone devices, as well as Windows 8 tablet devices.  In addition, we are expanding our structured content offering to educators and therapists to enable us to provide additional and constantly updated content and related songs to educators and therapists through either purchase of individual modules or a subscription service. We may also develop new Beamz form factors in the future to address additional market opportunities such as the toy or gaming markets.

Marketing

We believe our products are an excellent fit for use in  the education, special needs, senior care, and health care markets and, as such, represent a significant opportunity.  The National Lekotek Center, a non-profit organization that provides an array of services to improve the lives of children with special needs through the utilization of toys and play, has recently released an independent report emphasizing the value and benefits of the Beamz offering with special needs children.  We intend to leverage this endorsement, as well as studies performed, or being performed, by therapists in several disciplines in the special needs and therapeutic markets.

In the consumer market, we entered into licensing and endorsement agreements with Flo Rida, a leading hip hop and pop artist.  Flo Rida was recently named a Billboard Top 100 Artist for 2013 and is the best-selling digital hip hop artist in the world, with more than 75 million combined singles sold worldwide.  Current marketing plans include leveraging this relationship with Flo Rida in the consumer market through digital marketing.

In 2014, we have participated in several major trade shows, including CES, NAMM, BETT and ATIA, all of which included participants in the consumer, DJ and education and health care markets.  We intend to continue to participate in trade shows that focus on these markets.

Sales and Distribution Strategy

Our historical sales and distribution strategy included marketing products on the Beamz web site, on Amazon, with various affiliates and online retailers, in certain retail musical instrument stores, in selected consumer retailers and with select international distributors.

Our planned sales and distribution strategy is as follows:

Direct Sales Efforts. Beamz is currently marketing its products directly to the special needs departments of K – 8 schools in the United States, initially focusing our direct efforts in the state of Texas.  That state is organized with 20 regional centers which provide product recommendations and training to schools and school districts throughout the state.  We began shipping the Beamz EHC products to a number of the Texas schools in April 2014.

Pursue Select Education and Health Care Resellers and Distributors.  In February 2014 we entered into an agreement with Tobii Technology AB, a Swedish company that sells both hardware and software products for special needs children throughout the world, with approximately 60 world-wide distributors and 25 sales representatives in the United States.  They have taken delivery of sample units of our products and expect to begin selling them late in the second quarter, or early in the third quarter of 2014.  We have also entered into reseller arrangements with approximately 10 education and health care resellers in the United States and intend to pursue additional relationships in other geographies in the U.S.

License/OEM/Partner Beamz Hardware and Software Technologies. We intend to expand the market for our hardware and software products through licensing, partnership and OEM relationships with different complementary entities in selected target markets, potentially including but not limited to toy companies, gaming companies and music companies.

Continue a Direct to Consumer Marketing Strategy. The primary component of our near term sales and marketing strategy in the consumer market in particular is to continue to maintain a comprehensive web site, coupled with the creation and distribution of video content demonstrating the use of the Beamz Products across all markets and customers. This includes search engine optimization, digital advertising, video distribution and other internet marketing programs.

Research and Development

We believe continued innovation through research and development is critical to our future success. Through March 31, 2014, our research and development was conducted by a number of outside hardware and software contractors that are under contract with us to develop new products that can be integrated with our current product lines. We spent $837,294 on research and development during the nine months ended March 31, 2014 and $476,874 during the nine months ended March 31, 2013.  Now that our new hardware product line is complete for the near future, we will likely decrease our research and development spending and focus our resources on continuing content development as well as development of new technologies that will increase the capability of our product line over time.  However, we may increase our research and development expenditures depending on the progress of our ongoing efforts, closure of additional customers, OEM and licensing relationships, and the availability of funding.

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

We have evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes. In that regard, we have evaluated all tax positions that could have a significant effect on the financial statements and determined that we have no uncertain tax positions at March 31, 2014 that could have a significant effect on our financial statements. Our returns after 2009 remain open for examination.

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

Our risk-free interest rates are based on a zero-coupon U.S. treasury instrument, the term of which is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of Common Stock; therefore, the expected dividend yield is assumed to be zero. The fair value of share-based payments is generally amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The warrants issued during the three months ended March 31, 2014 were valued based on the market price at the date of grant, a term of 3 years, and a volatility of 40%.

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

Results of Operations and Financial Condition

For the three months ended March 31, 2014 compared with the three months ended March 31, 2013:

Revenues.  The Company generated revenues for the three months ended March 31, 2014 of $68,098, as compared to revenues of $50,272 for the three months ended March 31, 2013, or a 35% increase in revenues. The increase is primarily due to additional efforts in the healthcare and education markets which took place during the third quarter of fiscal year 2014.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2014 was $115,019, as compared to cost of sales of $23,536 for the three months ended March 31, 2013, for an increase in cost of sales of $91,483. This is primarily due to increased sales as well as to increased shipping and fulfillment costs and licensing fees in 2014. The gross margin for the three months ended March 31, 2014 was (69%) as compared to gross margin of approximately 53% for the three months ended March 31, 2013.   The decrease in the gross margin is primarily due to warehousing costs during the current quarter, higher fulfillment costs related to maintaining an additional fulfillment center to support direct response orders and the costs of closing that fulfillment center in March 2014, and approximately $50,000 in licensing fees related to the Flo Rida contracts.

Research and Development (“R&D”). R&D expenses for the three months ended March 31, 2014 were $266,249, as compared to R&D expenses of $150,586 for the three months ended March 31, 2013, or a 77% increase.  The increase is due to the increased cost associated with our next-generation product development including iOS (iPhone and iPad) and MAC software applications during the three months ended March 31, 2014. In addition, the three month periods ending March 31, 2014 and 2013 included approximately $136,900 and $33,000, respectively, of non-cash expenses associated with stock grants to various development consultants.

General and Administrative Expenses (“G&A”). G&A expenses for the three months ended March 31, 2014 were $458,031 as compared to G&A expenses of $357,826 for the three months ended March 31, 2013, or a 28% increase in G&A expenses.  The increase is due to increased costs related to raising capital in addition to services provided by various consultants for strategic planning and financial consulting.  The increase also includes fees for services of the President and Chief Financial Officer and included non-cash G&A expenses of approximately $207,400 for the three months ending March 31, 2014. For the three months ended March 31, 2013 G&A included non-cash expenses of approximately $110,000.

Sales & Marketing Expenses.  Sales and Marketing expenses for the three months ended March 31, 2014 were $198,481, as compared to sales and marketing expenses of $239,713 for the three months ended March 31, 2013, or a decrease of 17%.  The decrease is due primarily to the reduction in commercial and video production costs, and included approximately $17,500 in non-cash expenses during the three months ended March 31, 2014. Sales and Marketing expenses for the three months ended March 31, 2013 included approximately $37,000 in non-cash expenses.

Interest Expense.   Interest expense was $181,793 for the three months ended March 31, 2014, as compared to $97,207 for the three months ended March 31, 2013, or an increase of $84,586. The increase is due to additional bridge notes and convertible debt outstanding in 2014.   Interest expense for the three months ended March 31, 2014 and 2013 includes non-cash amortization of debt discounts of approximately $94,700 and $58,000, respectively.

Net Loss. We had a net loss for the three months ended March 31, 2014 of $1,159,387, as compared with a net loss of $818,746 for the three months ended March 31, 2013, or an increase in net loss of $340,641. The increase in net loss for the three months ended March 31, 2014 is due primarily to the increase in research and development costs associated with the next-generation product, increase general and administrative costs related to strategic planning and financial consulting, and increased interest costs related to the additional convertible debt secured in 2014.  Approximately $456,500 of this loss was non-cash for 2014.

All material changes in financial condition and results of operations for the three months ended March 31, 2014 compared with the three months ended March 31, 2013 are identified in the above analysis for the periods ended March 31, 2014 and 2013.

For the nine months ended March 31, 2014 compared with the nine months ended March 31, 2013:

Revenues.  The Company generated revenues for the nine months ended March 31, 2014 of $246,505, as compared to revenues of $227,445 for the nine months ended March 31, 2013, or an increase in revenues of $19,060. The increase is primarily due to the increased efforts in the healthcare and education markets which took place during the third quarter of fiscal year 2014, partially offset by the cessation of the sale of old second generation products in the last quarter of fiscal year 2013 in anticipation of the roll out of the new products.

Cost of Goods Sold. Cost of goods sold for the nine months ended March 31, 2014 were $225,960, as compared to cost of sales of $90,399 for the nine months ended March 31, 2013, for an increase in cost of sales of $135,561. This is primarily due to increased shipping and fulfillment costs in 2014 in addition to approximately $50,000 in licensing fees related to the Flo Rida contracts. The gross margin for the nine months ended March 31, 2014 was 8% as compared to the gross margin of approximately 60% for the nine months ended March 31, 2013.   The decrease in the gross margin is primarily due to warehousing costs during the current quarter in addition to higher fulfillment costs related to maintaining an additional fulfillment center, which was closed in March 2014, to support direct response orders and increased licensing fees.

Research and Development (“R&D”). R&D expenses for the nine months ended March 31, 2014 were $837,294, as compared to R&D expenses of $476,874 for the nine months ended March 31, 2013, or a 76% increase.  The increase is due to the increased cost associated with our next-generation product development including IOS (iPhone and iPad) and MAC software applications during the nine months ended March 31, 2014. In addition, the nine month periods ending March 31, 2014 and 2013 included approximately $293,100 and $90,000, respectively, of non-cash expenses associated with stock grants to various development consultants.

General and Administrative Expenses (“G&A”). G&A expenses for the nine months ended March 31, 2014 were $2,149,668 as compared to G&A expenses of $1,170,614 for the nine months ended March 31, 2013, or an 84% increase in G&A expenses.  The increase is due to increased costs related to raising capital in addition to services provided by various consultants for strategic planning and financial consulting.  The increase also includes fees for services of the President and Chief Financial Officer and included non-cash G&A expenses of approximately $1,147,000 for the nine months ending March 31, 2014. For the nine months ended March 31, 2013 G&A included non-cash expenses of approximately $391,000.

Sales & Marketing Expenses.  Sales and Marketing expenses for the nine months ended March 31, 2014 were $1,485,371, as compared to sales and marketing expenses of $567,781 for the nine months ended March 31, 2013, or an increase of $917,590.  The increase is due primarily to artist endorsement programs and increased costs of producing videos and commercials, and included approximately $323,900 in non-cash expenses during the nine months ended March 31, 2014. Sales and Marketing expenses for the nine months ended March 31, 2013 included approximately $90,000 in non-cash expenses.

Interest Expense.   Interest expense was $460,078 for the nine months ended March 31, 2014, as compared to $293,118 for the nine months ended March 31, 2013, or an increase of $166,960. The increase is due to additional bridge notes and convertible debt outstanding in 2014.  Interest expense for the nine months ended March 31, 2014 and 2013 includes non-cash amortization of debt discounts of approximately $230,000 and $212,000, respectively.

Net Loss. We had a net loss for the nine months ended March 31, 2014 of $4,935,605, as compared with a net loss of $2,371,790 for the nine months ended March 31, 2013, or an increase in net loss of $2,563,815. The increase in net loss for the nine months ended March 31, 2014 is due primarily to the increase in general and administrative expenses, interest expense, and research and development costs associated with the next-generation product development and launch as previously discussed. Approximately $1,994,000 of the loss was non-cash for 2014 and approximately $783,000 of the loss was non-cash for 2013.

All material changes in financial condition and results of operations for the nine months ended March 31, 2014 compared with the nine months ended March 31, 2013 are identified in the above analysis.

Liquidity and Capital Resources

Our principal liquidity from inception (2001) to March 31, 2014, came from the sale of equity interests and debt financing. We issued 26,501,791 common shares related to the issuance of Common Stock and the conversion of all shares of Series A, A-1, B, and C Convertible Preferred into Common Stock and also includes the conversion of 31,901 shares of Series D Convertible Preferred Stock. We have issued $6,730,208 of notes payable with interest rates between 8% and 10%, which were subsequently converted to Series D Convertible Preferred Stock in June 2012. Through March 31, 2014, the Company received $1,981,045 from the bridge loan financing, of which $1,530,420 was received from related parties.   Through March 31, 2014, the Company received $4,736,308 from the Convertible Secured Subordinated Debt, of which $4,526,308 was received from related parties.  As of March 31, 2014, total paid-in capital was $18,451,720.  During the nine months ended March 31, 2014, we used $2,677,988 to fund operations that were funded primarily by loans from related parties.

We have incurred significant expenditures during fiscal 2014 to pursue our planned business operations including additional research and development of products and technology.  We expect to continue to incur expenses for sales and marketing of the products we have developed.  Our ability to execute on these plans is dependent on our ability to generate additional investment proceeds.  In the event that we are unable to raise the necessary funds, we will have to modify our current business plans and may not be able to attract the customers necessary to generate positive income from operations; in such case, the business plan would have to be modified to address the funding issues.

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

We are currently conducting both a  convertible secured subordinated debt financing and a common stock financing, both of which are meant to address our present liquidity concerns. However, given the present circumstances and our dependence on additional financing, there can be no assurance that the Company's efforts will be successful.  The Company's continued existence is dependent upon its ability to achieve and maintain profitable operations and obtain additional financing.

Since inception, our revenues relate primarily to the sale of our Beamz Player and Beamz Pro products and, more recently, to our Beamz EHC and Beamz by Flo products. Our historical business has typically been affected by seasonal sales trends primarily resulting from the timing of the holidays in the quarter ending December 31. In the future as additional markets and distribution channels are developed our business is expected to be less seasonal.

The Company's independent registered public accounting firm has included an emphasis-of-matter paragraph regarding the financial statement disclosure of the uncertainty about the Company's ability to continue as a going concern in their audit report attached to our financial statements for the years ended June 30, 2013 and 2012. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are expected to have a material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2014, our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting during our most recently completed fiscal quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended March 31, 2014.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

The Company issued 345,000 shares of common stock to various contractors, officers, and directors for services that were valued at approximately $89,250, 380,000 shares of common stock upon the conversion of debt, 200,000 shares of common stock for the conversion of accounts payable, and 26,830 shares of common stock upon the conversion of Series D Convertible Preferred Stock.  In addition, the Company issued 1,581,453 warrants in conjunction with its offering of convertible debt.

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

Date: May 20, 2014 Date: May 20, 2014	BEAMZ INTERACTIVE, INC. By /s/ Charles R. Mollo Charles R. Mollo Chief Executive Officer By /s/Joan W. Brubacher Joan W Brubacher President/CFO