Form 10-K
period 2014-06-30
BEAMZ INTERACTIVE INC
filed 2014-10-14
CIK 1423357

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange A. Yes ☐  No ☒

As of September 24, 2014, 53,803,411 shares of the registrant’s $.001 par value common stock were issued and outstanding (“Common Stock”).

The aggregate market value of the registrant’s voting and non-voting securities held by persons other than affiliates of the registrant – computed at the price at which the registrant’s common equity was last sold is $576,424

BEAMZ INTERACTIVE, INC.
FORM 10-K
JUNE 30, 2014

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

Products

We have developed an interactive music and laser controller technology that can be implemented in a wide variety of music, game, education, therapy, senior care, lighting and consumer applications. Our professional and consumer products (”Beamz Education and Healthcare”, or “Beamz EHC” and “Beamz by Flo” product families and collectively the “Beamz” or “Beamz Products”) can bring music to everyone in a manner that has previously not been possible. By connecting the Beamz to a PC or MAC computer, iPad, or iPhone, depending upon the model, and installing the associated software, the user can “play” a wide range of digitized musical instruments by simply interrupting one or more laser beams with their hands, or by playing the touch screen on their mobile device. This allows them to create great music in conjunction with a background rhythm track of original, popular, and children’s songs across numerous music genres (e.g., jazz, blues, hip hop, rock, classical or Latin).  In each song, the user can select up to twelve different instruments, music clips and sound effects that are harmoniously paired with a background rhythm track, resulting in hundreds of instruments to choose from across all songs in the Beamz music library.  These are often actual recordings of artists playing such instruments, and thus sound just like a high quality digital recording of the instrument. By following the diagram on the screen of the attached device, the user is able to identify which laser beam controls the various instruments.  Beamz songs are harmonious regardless of how they are played and the music samples assigned to a laser beam offer additional complexity, often with several notes, chords and/or series of music samples controlled by touching one of the laser beams.  Because the music is harmonious, no matter which laser beam is interrupted, no previous musical background or training is required to play and enjoy music with the Beamz.

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

We have commercialized several products that use the Beamz interactive laser controller technology for music making and music-controller related products.  Our Beamz EHC product family includes the Professional and Home Editions.  The Professional Edition is designed for use by professionals in educational or therapeutic settings.  In schools, for example, the Beamz is being used to teach learning concepts, implement therapy protocols in special needs classrooms, or as a sensory solution for children with autism or other disabilities.  When used in a therapeutic setting or in a senior home or living facility, the Beamz Professional Edition can be used to motivate children, adults and seniors to achieve their therapeutic goals through the use of music.  In addition, during the upcoming months, Beamz is planning to offer professional lesson plans and therapeutic protocol manuals, all of which will be paired and used with Beamz music content, and adapter plates that allow the user to attach the Beamz to a desk, wheelchair, or other platform.  The Beamz can also be paired with switches that allow users who are unable to readily break the laser beams to play the sounds to simply push a switch to generate the same result. When paired with the appropriate content and these additional accessories when needed, the Beamz Professional becomes a compelling solution for professional education and therapeutic professionals alike.

In addition, we offer a Beamz Home Edition, which is universally designed so that anyone, regardless of age or ability level, can actively participate in making music. In addition to the sheer pleasure of playing music and creating original song mixes, Beamz can be used in very specific ways to target skill development or extend physical and cognitive therapies at home. Beamz software is totally accessible, meaning if a family member requires the use of a switch, adapted keyboard, touch surface or other option the ability to connect is built in.

As of September 2014, our primary product offering consists of three product lines:  the Beamz EHC product family, which includes the Beamz EHC Professional and Home Editions, the Beamz By Flo consumer product family, and stand-alone software applications that work on PCs, MACs, iPhones, iPads and Android devices without connecting to the Beamz hardware. The basic technology for these products has been in full production since late 2010. We produced and distributed to customers approximately 13,000 units of our first and second generation Beamz products.  The first units of our Beamz by Flo product began shipping in September 2013 and the Beamz EHC product family first shipped in January 2014.  In addition to these primary product lines, we also offer a variety of music and other content which can be purchased for use with our applications and/or the Beamz Products.

During the year ended June 30, 2014 the Company had two customers that represented approximately 46% of net sales.  The Company had no accounts receivable at June 30, 2014 from these customers.

Future Products

In August 2014 we introduced our Android tablet and mobile phone applications and are planning to introduce an update to these applications in 2015 that will allow them to also be used with the Beamz hardware products, similar to the iOS products we currently offer.  Also in 2015 we expect to introduce compatibility with Windows 8 tablet devices.  In September 2014 we will be introducing our new early learning iOS and Android applications, which include interactive music and video content.  We also expect to continue to develop ongoing releases of lesson plans, therapeutic protocols and music content for use both with the Beamz hardware products and applications.  In the future, we expect to also address new market opportunities such as the toy or gaming markets.

Marketing

We believe we are uniquely positioned to make significant inroads in the sizable education, therapy and special needs markets worldwide.  We are currently marketing the Beamz EHC Professional Edition through direct sales to select education markets to build awareness for our products with educators.  Our plans also include working with therapists and educators to continue to develop lesson plans and therapeutic protocols for use with the Beamz EHC Professional Edition products.  Those collaborations include endorsements from the educators and therapists with whom we are working, as well as their availability for press events and joint presentations at industry trade shows.  We have also redesigned our website to feature both the Professional and Home editions of the Beamz EHC family of products.  The website includes numerous videos that demonstrate use of the Beamz in various educational, special needs and/or therapeutic situations.

In the senior, special needs, and early learning home markets, we intend to advertise the Beamz EHC Home Edition product to individuals and their families through a digital marketing campaign that includes e-mail, social media, YouTube and Google ad campaigns, particularly through the holiday season.  We are also pursuing relationships with select retailers who specialize in sales to the special needs community, as well as with organizations that are also directly involved with individuals who receive services in their homes, and we will participate in trade shows directed at these markets, such as the American Therapy Recreation Association (“ATRA”) trade show, which we recently attended.

Sales and Distribution Strategy

Our historical sales and distribution strategy included marketing products on the Beamz web site, on Amazon, with various affiliates and online retailers, in certain retail musical instrument stores, in selected consumer retailers and with select international distributors.

Sales Staff Efforts.  In addition to our direct sales strategy in select education markets, we have entered into agreements with more than twenty select educational product resellers worldwide and intend to continue to build our reseller network as awareness in the education market grows.  We are in the process of building a similar reseller network in the therapy and senior living market and are pursuing a direct sales effort to large corporate providers of senior living facilities.  We currently have two international sales resources based in the United Kingdom and two United States sales resources – one who is dedicated to educational market sales and the second who is dedicated to sales in the therapy and senior living markets.  We intend to add additional sales resources as funding permits.

Website and Internet Marketing Strategy.  We intend to employ  a digital marketing campaign, including e-mail, social media, YouTube and Google ad campaigns to not only increase awareness of our products, but also to drive sales through our web store.

Strategic Relationships.  We have recently entered into agreements with The Learning Station and Gigglebellies (Magic Factory) to adapt a variety of their early learning educational and entertainment videos for use with the Beamz Products and Beamz Applications, which are available for PC, MAC, iOS and Android operating systems.  These newly adapted videos form the basis of our early learning content and are targeted at children from age two through early grammar school.  This content is also being promoted through e-mail campaigns and social media in order to drive sales through our applications.  In addition, we are collaborating with Learning Station for the creation of educational lesson plans for use with the Learning Station/Beamz video content and both Learning Station and Gigglebellies will be promoting the Beamz early learning content which incorporates their videos to their respective customer bases.  We expect to seek strategic relationships with other companies such as Learning Station and Gigglebellies in order to continue to build a wide variety of our application content offering, as well as to extend the Beamz technology into other markets, such as toys or gaming.

Research and Development

We believe continued innovation through research and development is critical to our future success. Through June 30, 2014, our research and development was conducted by a number of outside hardware and software contractors that are under contract with us to develop new products that can be integrated with our current product lines. We spent $907,055 on research and development in fiscal 2014 and $880,379 in fiscal 2013.  We believe that our current research and development effort is sufficient for our current needs; however, we may increase our research and development expenditures depending on the progress of our ongoing efforts, closure of additional customers, strategic relationships, and the availability of funding.

Manufacturing and Assembly

Assembly of our primary products occurs at Chen-Source, Inc., a Taiwanese company (“Chen-Source”).  We believe Chen-Source has the capability to manufacture the product in high volumes at reasonable costs.  Currently, Chen-Source is our only Beamz Product hardware vendor.  If their facility experiences a disruption, we would have no other means of assembling those components until we are able to develop the same capability at an alternative facility. A vendor selection process will be used to choose the manufacturer for our future products.

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

Patents and Patent Applications

Our strategy is to aggressively file, secure, and maintain a broad range of patents and other intellectual property to protect our current and future business. Currently, we have seven U.S. Utility Patents and one U.S. Design Patent.  We also have five pending U.S. Utility Patent Applications, three pending International Utility Patent Applications and three pending International Patent Cooperation Treaty  (“PCT”) Patents Applications.

We have four U.S. Registered Trademarks: the Beamz name, the Beamz logo, the name “iBeamz” and the phrase “Play the Light” and two pending foreign trademark applications.  We have a U.S. Registered Copyright on our core Beamz software. We have filed, or will file, copyrights on our original music and software.

License Arrangements

On August 30, 2012 we restructured our licensing arrangement with Cypher Entertainment Group, LLC (“Cypher”) by terminating our joint venture in favor of entering into a license agreement directly with Cypher (the “Cypher License Agreement”). The restructured agreement expires May 19, 2021.  Pursuant to the Cypher License Agreement, we granted Cypher a worldwide, exclusive right and license to develop and manufacture a specific version of the Beamz, the Smart Phone Beamz Player, and market it to online and in-store mass retail channels. This license was subsequently amended on April 4, 2013.  Pursuant to the license agreement and the amendment to the license agreement, Beamz has retained the right to market the new Smart Phone Beamz Player product to a range of other channels, including the professional, DJ, retirement, education, special needs and select internet consumer markets and to make any other Beamz Products that are powered by smart phones or any other devices. The Cypher License Agreement provides for payments to Beamz for the use of the original content included on the Smart Phone Beamz Player (the “Beamz Content”) equal to $1.50/Unit plus 100% of the out-of-pocket third-party royalties associated with such Beamz Content.  In addition, for each Unit sold by Cypher, Cypher will pay Beamz a royalty equal to thirteen (13%) of the manufacturer contract purchase price for such product. Similarly, we will purchase Smart Phone Beamz Players from Cypher at cost plus thirteen percent (13%) of the manufactured cost for Beamz sales of such new product. Beamz has retained the right to develop, manufacture or license any other products or versions of the Beamz Products as it may desire, other than the Smart Phone Beamz Player product family. Pursuant to the April 4, 2013 amendment, Beamz will pay Cypher a royalty equal to 5% of Beamz’ contract manufacturer cost on any new product developed by Beamz that is powered by, and used with, a smart phone.

On April 17, 2013 we entered into a perpetual licensing agreement with Mindsight, LLC.  Pursuant to the agreement, Mindsight is developing an interactive music audit engine that allows Beamz to operate on a variety of operating systems including Mac, Windows, iOS, and Android.  Beamz has the exclusive right to use this technology in Beamz’ markets.

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

Mechanical Licensing Agreements

Beamz also secures statutory rate mechanical licenses from various publishers, and via the Harry Fox Agency, for its audio-only cover versions of popular songs. The mechanical licensing rate is $0.091 for each licensed product sold.

Competition

While there are no direct competitors for the Beamz Products and technology, there are several indirect competitors in both the education and health care market and the consumer market.  In education and health care, there are various options that may be chosen by an educator or therapist for accomplishing their particular goals with their students, patients or seniors.  While some of those products may include a musical aspect, none provide the music-making enjoyment or stimulation in the same manner as the Beamz Products.  There are indirect competitors in the consumer market as well who make products consumers may compare to the Beamz music-making experience. These include traditional musical instruments, electronic keyboards/digital pianos and music games using pre-programmed music (e.g. Guitar Hero, Rock Band, and DJ Hero) on PCs, consoles and mobile devices.

Although some of the products offered in Beamz' markets include pre-programmed instrument notes and chords from hundreds of different instruments plus options to play into pre-programmed rhythm tracks, they are not setup to allow for immediate recreational or therapeutic music making.  In contrast, Beamz songs are setup to be harmonious regardless of how they are played and the music samples assigned to a laser beam offer more complexity, often with several notes, chords and/or series of music samples controlled by touching one of the laser beams.

Employees

As of the date of this filing, we had two full-time employees. All other management and business operations services are provided on a consulting contract basis.  We have consulting contracts with nine key individuals or firms that provide sales, engineering, software development, song and content production, operations, accounting, and marketing services. All such contracts may be terminated with sixty days’ notice.  Upon completion of our current private offering, we anticipate converting some of these contractors to employee status.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease approximately 5,800 square feet of space from Arizona Design LLC for $5,500/month. This lease terminates May 31, 2015. We believe that our current facilities are sufficient to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We registered and began to be traded on the OTCQB under the symbol “BZIC,” on January 22, 2013 but there is a limited active public market for our securities at this time. OTCQB is one of three tiers established by OTC Markets Group, Inc., which operates one of the world’s largest electronic interdealer quotation systems for broker-dealers to trade securities not listed on a national exchange.  The following table sets forth the high and low sales price information of the Company’s common stock for the quarterly periods indicated as reported by NASDAQ.  Please note that we do not have this information for the quarter ended September 30, 2012 or December 31, 2012 because we were not yet traded on the OTCQB.

YEAR	QUARTER ENDING	HIGH	LOW
2012	September 30, 2012	N/A	N/A
	December 31, 2012	N/A	N/A
2013	March 31, 2013	$2.00	$0.60
	June 30, 2013	$0.80	$0.20
	September 30, 2013	$1.33	$0.30
	December 31, 2013	$0.75	$0.13
2014	March 31, 2014	$0.62	$0.10
	June 30, 2014	$0.22	$0.04

As of September 24, 2014, we had 53,803,411 shares of Common Stock outstanding and 796,039 shares of Series D Convertible Preferred Stock outstanding that are convertible into 7,960,310 shares of Common Stock.  We also have outstanding options for the purchase of 23,325 shares of Common Stock,   warrants for the purchase of 1,437,015 shares of Common Stock, and Convertible Secured Subordinated Promissory Notes convertible into 16,155,405 shares of Common Stock.

Holders

Our Common Stock is currently held by approximately 154 holders of record, while our Series D Convertible Preferred Stock is held by 35 holders of record.

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

The information required to be reported by Item 201(d) of Regulation S-K has been included in Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the year ended June 30, 2014.  As further described in the notes accompanying the financial statements filed herewith, during the year ended June 30, 2014, the Company issued:

•	7,205,266 shares of common stock as consideration for services provide by independent contractors and consultants and members of the Board of Directors;

•	1,590,110 shares of common stock in relation to the exercise of warrants;
•	150,001 shares of common stock for the conversion of Series D preferred stock;
•	580,000 shares of common stock for the conversion of accounts payable and debt

We are currently conducting a convertible secured debt financing of up to $6,500,000.  Such loans will bear interest at 10% per annum and have maturity dates through December 2015. For each dollar loaned we will issue to the purchaser a warrant to purchase one-half (1/2) share of Common Stock at an exercise price of $0.02 per share. The warrants have a term of three years. The principal and interest amounts issued pursuant to this debt financing are represented by convertible notes which are convertible into common stock of the Issuer at a rate of $0.40 per share.  In February 2014 the convertible debt financing agreement was amended to provide the purchasers after the amendment date a warrant to purchase one share of Common Stock for each dollar loaned at an exercise price of $.02 per share and a term of three years. The conversion price of the notes issued following the amendment date is $0.20 per share.  As of the date of this filing we have received proceeds equal to $4,808,509 of which $4,545,809 was provided by related parties.

In July 2014 we initiated a private placement of up to 30,000,000 shares of Common Stock at $0.05 per share including up to   30,000,000 warrants to purchase Common Stock (the “2014 Offering”).  The warrants are immediately exercisable, have a term of three years, and have an exercise price of $0.02 per share. As of the date of this filing, we have received proceeds of $1,025,000 in connection with this offering and have issued 20,500,000 shares of Common Stock and 20,500,000 warrants to purchase Common Stock. The placement agent for the unit offering will receive a cash fee equal to 10% of the gross proceeds, excluding proceeds received directly from management or from investing parties introduced by management.  The 2014 Offering was made in reliance on the exemption from registration available under Rule 506(c) of Regulation D.  Participation in the 2014 Offering was available only to “accredited investors” as such term is defined under Regulation D and we filed a Form D with the SEC also in compliance with Regulation D.

Except as otherwise described in the paragraph above with respect to the 2014 Offering, the issuances described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration, including the exemption provided under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”).  The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions.  We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

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

Overview

We have developed an interactive laser controller technology that can be used in a wide variety of music, game, education, therapy, lighting and consumer applications. Our Beamz Products can bring music to everyone in a manner that has previously not been possible. By simply interrupting one or more laser beams with their hands, the user can play a wide range of musical instruments and create great music in conjunction with a background rhythm track of original, popular, and children’s songs across numerous music genres, including jazz, blues, hip hop, rock, classical and Latin.  Currently, Beamz Products are being used in schools to teach learning concepts, implement therapy protocols and as a sensory solution for children with Autism, as well as in the implementation of therapy protocols to motivate children, adults and seniors to achieve their therapeutic goals through the use of music.  Consumers also enjoy the product simply as a form of musical entertainment.

Factors That May Influence Future Results of Operations

The following is a description of factors that may influence our future results of operations, including significant trends and challenges that we believe are important to an understanding of our business and results of operations.

Revenues

The generation of recurring revenues through sales and licensing of our current and new Beamz products, technology and content are an important part of our business model. Our first commercial product began shipping in fiscal 2008 at a retail price point of $599 per unit. Sales at that time were achieved through an exclusive distribution arrangement with Sharper Image, who subsequently filed for bankruptcy in early 2008. We refocused our strategy in 2009 to seek alternative sales and distribution channels, and to reduce the price for our consumer product to $199.95. Based on market feedback, we defined and developed a second generation product that had a much lower cost and a broader range of capabilities. A consumer and professional version of the second generation product began shipping in late 2010, allowing us to achieve net revenues of $563,411 and $338,830 in fiscal years ending June 30, 2011 and 2012, respectively. The revenues related to the second generation product continued through fiscal year ending June 30, 2013, with net revenues of $261,949,  although the last quarter of fiscal 2013 sales were not material due to the focus on the next generation product that began shipping in September 2013.  Our third generation products, Beamz by Flo and Beamz EHC, include many new features based on continuing market feedback – most notably compatibility with Apple computers and iOS devices such as iPhones and iPads, MIDI capability and a smaller form factor. During the fiscal year ended June 30, 2014 net revenues for the third generation product were $362,851.

Since inception, our revenues relate primarily to the sale of our Beamz Player and Beamz Pro products.   We have now phased out these products and expect our material future revenues to come from our Beamz EHC and Beamz By Flo product families, as well as from sales of music content, therapeutic protocols and lesson plans, all developed to provide a satisfying user experience.  Historically, our business has typically been affected by seasonal sales trends primarily resulting from the timing of the holidays in the quarter ending December 31. In the future, as additional markets and distribution channels are developed, our business is expected to be less seasonal.

Our revenue recognition policies are more fully described in the “Critical Accounting Policies and Significant Judgments and Estimates” section below.

 Research and Development Costs

Our research and development costs consist primarily of costs associated with the conceptualization, design, testing and prototyping of our various Beamz Products and products under development, and the development of software and content (such as songs, games, and educational content) for such products. This includes the consulting fees, travel and benefits of research and development personnel and contractors; materials and supplies used by our research personnel, sponsored contract research and product development with third parties; and licensing costs. Subject to securing adequate financing, research and development expenses may increase as we: (1) continue to develop enhancements to our product offering; (2) expand our product development efforts for both music, therapeutic and educational content for use with the Beamz product family; and (3) expand research and development to apply our technologies to additional product, market, and technology applications.

Selling, Marketing, General and Administrative Expenses

Our selling, marketing, general and administrative expenses consist primarily of consulting fees and expenses, advertising and commercial fees and endorsement costs related to our relationship with Flo Rida, sales incentive payments and commissions, travel and benefits; share-based compensation; professional fees, including fees for attorneys and outside consultants; intellectual property protection filings, insurance, marketing costs, and other general and administrative expenses, which include corporate licenses and taxes, postage, office supplies and meeting costs. Our selling, general and administrative expenses are expected to increase due to costs associated with the commercialization primarily of our Beamz EHC products, increased consultant fees and/or headcount necessary to support our anticipated growth in operations, and the additional operational and regulatory burdens and costs associated with operating as a publicly traded company. In addition, we expect to incur additional costs associated with protecting our intellectual property rights as necessary to support our product offerings.

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

Going Concern.  The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.  As discussed below, certain conditions currently exist which raise substantial doubt upon the validity of this assumption.  The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The accompanying financial statements as of and for the year ended June 30, 2014, have been prepared assuming that the Company will continue as a going concern. As of June 30, 2014, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations.  Ultimately, we hope to achieve viable profitable operations when markets can be developed for our products and sales of our products increase sufficiently to support our costs. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company's ability to continue as a going concern. In their report attached to our financial statements, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended June 30, 2014, concerning the Company’s assumption that we will continue as a going concern.

Management's plans to address these matters include raising additional financing through offering our shares of capital stock in private offerings of our securities and through debt financing if available and needed.  However, should the Company be unsuccessful with these financing efforts, it will scale back operations and expects, but has no guarantee, that existing shareholders will continue to support the Company at such reduced levels.  The Company plans to become profitable by executing our current sales, marketing, partner and development plans.

Collectability of Accounts Receivable.  Accounts receivable consist primarily of amounts due from customers from sales of products and is recorded net of an allowance for doubtful accounts and product returns. The allowance for uncollectible accounts and product returns totaled $9,274 and $4,256 as of June 30, 2014 and 2013, respectively. In order to record our accounts receivable at their net realizable value, we assess their collectability. A considerable amount of judgment is required in order to make this assessment, based on a detailed analysis of the aging of our receivables, the credit worthiness of our customers and our historical bad debts, product returns and other adjustments. If economic, industry or specific customer business trends worsen beyond earlier estimates, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

The majority of our customers are based in the United States and European Union. The economic conditions in the United States and European Union can significantly impact the recoverability of our accounts receivable.

Inventory. Inventory is carried at the lower of cost (first-in, first-out method) or net realizable value. All items included in inventory relate primarily to our Beamz products. In determining whether inventory valuation issues exist, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, historical sales and production usage. Shifts in market trend and conditions, changes in customer preferences or the losses of one or more significant customers are factors that could affect the value of our inventories. These factors could make our estimates of inventory valuation differ from actual results.  We periodically review our inventory for obsolete items and provide a reserve upon identification of potential obsolete items. With the launch of our next generation product in September 2013, we believed that our second generation products became obsolete and provided a reserve for them in their entirety, in the amount of $100,708, as of June 30, 2013.

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

We have evaluated the effect of guidance provided by GAAP regarding accounting for uncertainty in income taxes. In that regard, we have evaluated all tax positions that could have a significant effect on the financial statements and determined that we have no uncertain tax positions at June 30, 2014, that could have a significant effect on our financial statements. Our returns after 2011 remain open for examination.

Share-based compensation. We account for compensation for all arrangements under which directors, consultants, and others receive shares of stock or equity instruments (including options and warrants) in accordance with FASB ASC Topic 718 “ Compensation – Stock Compensation”, or ASC Topic 505-50 “ Equity Based Payments to Non-Employees ”. Certain of our directors and consultants have been granted long-term incentive awards, primarily restricted Common Stock, which provides them with equity interests as an incentive to remain in our service and align the recipients' interests with those of our equity holders. We estimate the fair value of restricted stock at the date of grant when awards are granted in accordance with ASC Topic 718 and the vesting date when awards are granted under ASC Topic 505-50. Share-based compensation expense is recognized in sales and marketing expenses and general and administrative expenses ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested. Historically, we have valued the restricted Common Stock based on the per-share closing price as quoted on the OTCQB market

Research and development costs. Expenses related to research, design and development of products are charged to research and development costs as incurred. These expenditures include direct salary costs and/or consultant expenses for research and development personnel and contractors, costs for materials used in research and development activities and costs for outside services.

Results of Operations

Comparison of the Twelve Months Ended June 30, 2014 to the Twelve Months Ended June 30, 2013

	2014	2013	Percentage Change

Sales, net	$362,851	261,949	38.5%
Cost of goods sold	307,520	141,329	117.6%
Depreciation and amortization	31,653	683	4534.4%
Research and development expenses	907,055	880,379	3.0%
Sales and marketing expenses	1,731,012	1,576,836	9.8%
General and administrative expenses	2,731,517	1,717,872	59.0%
Inventory impairment	-	100,708	(100.0)%
Interest expense, net	708,416	585,582	21.0%
Loss on extinguishment of debt	85,640	499,320	(82.8)%
Net loss	(6,139,962)	(5,240,760)	17.2%

Sales, net. Sales, net were $362,851 for the year ended June 30, 2014, compared to $261,949 for the year ended June 30, 2013.  The increase was primarily due to the launch of the next generation Beamz Products.

Cost of Goods Sold. Cost of goods sold was $307,520 for the year ended June 30, 2014, compared to $141,329 for the year ended June 30, 2013. The increase in cost of goods sold was due to increased fulfillment costs due to the use of two warehouses from September 2013 through March 2014; and, for the year ended June 30, 2014 compared to June 30, 2013, higher revenues, increased shipping costs, and increased royalty fees related to the relationship with Flo Rida. The gross margin decreased to approximately 15% for the year ended June 30, 2014, compared to approximately 46% for the year ended June 30, 2013, and is primarily due to the increased fulfillment and shipping costs of approximately $97,000 and increased royalty fees of approximately $54,000.  The Company does not expect additional increases in these fees going forward.

Research and Development Expenses. Research and development expenses were $907,055 for the year ended June 30, 2014, compared to $880,379 for the year ended June 30, 2013. This increase was due primarily to the development efforts associated with the third generation Beamz Products, most of which were completed in the first quarter of fiscal 2014, including both hardware development and software compatibility with the Windows, MAC, and iOS (iPhone and iPad) operating systems. Development of software compatible with the Android operating system, however, continued throughout the fiscal year and was completed after the fiscal year end.  The periods ending June 30, 2014 and 2013 also include non-cash development contractor expenses of approximately $306,000 and $158,000, respectively associated with stock compensation.

Sales and Marketing Expenses. Sales and marketing expenses were $1,731,012 for the year ended June 30, 2014, compared to $1,576,836 for the year ended June 30, 2013. The increase was primarily due to contractor services related to the development of a sales and marketing presence in Europe. The years ending June 30, 2014 and 2013 also include non-cash contractor expenses of approximately $380,000 and $150,000, respectively associated with stock compensation.

General and Administrative Expenses. General and administrative expenses were $2,731,517 for the year ended June 30, 2014, compared to $1,717,872 for the year ended June 30, 2013.   The increase relates primarily to the issuance of compensatory Common Stock to reward and provide an incentive to our consultants and board of directors and align their interest with our shareholders while conserving cash for expanding marketing, sales and research and development activities.  Common Stock was issued by the Company for services and board of directors fees, the contracting with several financial contractors to secure outside financing, and increased legal fees related to the execution of numerous contracts.  The periods ending June 30, 2014 and June 30, 2013, include non-cash expenses of approximately $1,544,000 and $563,000, respectively, associated with non-cash compensation (payments for various services were made in stock or bridge loan securities) for directors, the CEO, and other individuals.

Inventory Impairment. Inventory impairment charges decreased to zero for the year ended June 30, 2014.  With the launch of our next generation product in September 2013, we believed that our older products became obsolete and provided a reserve for them in their entirety, resulting in an inventory impairment charge for the year ended June 30, 2013 of $100,708.

Other (Income) Expense, Net. Net other expense was $794,058 for the year ended June 30, 2014, compared to net other expense of $1,084,902 for the year ended June 30, 2013. The net decrease was primarily due to a decrease in the charge in fiscal 2014 as compared to 2013 for the extinguishment of debt in the amount of $85,640 and $499,320, respectively,  offset by an increase in interest expense as the result of an increase in debt convertible of approximately $2.6 million during the year ended  June 30, 2014.  Of the $794,058, non-cash expenses totaled $784,747

Liquidity and Capital Resources

Our principal liquidity from inception (2001) to June 30, 2014, came from the sale of equity interests in private transactions and debt financing.  As of June 30, 2014, we had issued 32,193,416 shares of Common Stock including the conversion of all shares of Series A, A-1, B, and C Convertible Preferred into shares of Common Stock.  We also issued $6,730,208 of notes payable with interest rates between 8% and 10%, which were subsequently converted to Series D Convertible Preferred Stock in June 2011. Through June 30, 2014, the Company received $4,808,509 from the 2013 Secured Convertible Debt of which $4,545,809 was received from related parties, and $1,981,045 was received from the 2012 Bridge Loans of which $1,530,420 was received from related parties.  As of June 30, 2014, total paid in capital equaled $18,382,374.  During fiscal 2014, we have used approximately $1,011,912 to fund operations.

As discussed above, we anticipated incurring additional expenditures during fiscal 2014 and 2015 to pursue our planned business operations, including additional research and development of products and technology.  Our ability to continue to execute on these plans is dependent on our ability to generate additional investment proceeds and/or cash flow from sales and operations.  In the event that we are unable to raise the necessary funds, we will have to modify our current business plans and may not be able to attract the customers necessary to generate positive income from operations in such case; the business plan would have to be modified to address the funding issues.

The past operating expenses and cash needs are not indicative of our current planned operations, as we have completed our development stage this fiscal year and the company has now entered a sales, marketing, and operating business phase.  Our plan may require substantially more cash to operate depending upon how quickly new product sales and new distribution channels can be established.  However, if funding is not secured and sales do not generate sufficient cash flow, we will be scaled back proportionately. At this time, we are dependent on outside funding to support our operations and anticipate we will need outside funding for at least the next twelve to twenty four months to support our business model.  If we are unable to obtain continued outside funding, our operations would be severely impacted and it may not be possible to remain in business.  Given current operations, traditional debt financing is not likely and we will have to continue to rely on equity or debt investments from outside non-banking sources.  To date we have not had income from operations and our revenues have not been significant enough to be impacted by inflation.

As described in further detail above under Item 5, we are currently conducting a convertible debt financing which is meant to address our present liquidity concerns in addition to a private offering of our common stock.  During July and August 2014 the Company has received proceeds of $1,025,000 under a $1.5 million private placement and has paid a commission related to same of $62,500.  Included in the proceeds is $375,000 from entities controlled by an officer of the Company.

However, the present circumstances and our dependence on additional financing, raise substantial doubt about the Company's ability to continue as a going concern. In their report attached to our financial statements, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements for the fiscal year ended June 30, 2014, concerning the Company’s assumption that we will continue as a going concern.

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

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern and in May 2014, the FASB issued new accounting guidance related to revenue recognition.

ASU 2014-15 requires management to perform an assessment of going concern and under certain circumstances disclose information regarding this assessment in the footnotes to the financial statements.  ASU 2014-15 is effective for the Company beginning July 1, 2016.

The new revenue recognition standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning July 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting these new accounting standards on our financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended June 30, 2014 that are of significance, or potential significance to us.

As an emerging growth company under the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Beamz Interactive, Inc.

We have audited the accompanying balance sheets of Beamz Interactive, Inc. as of June 30, 2014 and 2013, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beamz Interactive, Inc. at June 30, 2014 and 2013, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has had negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants
Phoenix, Arizona

October 10, 2014

BEAMZ INTERACTIVE, INC.
BALANCE SHEETS
June 30, 2014 and 2013

ASSETS

	2014	2013

Current Assets:
Cash and cash equivalents	$37,054	$152,124
Accounts receivable, net	35,506	33,549
Inventory, net	336,205	-
Prepaid expenses	57,939	632,050

Total Current Assets	466,704	817,723

Prepaid expenses - long term portion	7,000	126,750
Property and equipment, net	63,307	-
Deposits	10,370	10,496

Total Assets	$547,381	$954,969

The Accompanying Notes are an Integral Part
of the Financial Statements

BEAMZ INTERACTIVE, INC.
BALANCE SHEETS (CONTINUED)
June 30, 2014 and 2013

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	2014	2013
Current Liabilities:
Accounts payable	$489,541	$343,895
Accrued liabilities	497,916	130,060
Advances from related party	509,865	-
Notes payable, net of discount - current	201,305	34,886
Notes payable - related parties, net of discount - current	2,788,289	-

Total Current Liabilities	4,486,916	508,841

Long-Term Liabilities
Notes payable, net of discount	51,314	147,473
Notes payable - related parties, net of discount	1,433,750	1,810,533

Total Liabilities	5,971,980	2,466,847

Commitments and Contingencies	-	-

Stockholders' Deficit:
Preferred Stock 10,000,000 shares authorized $.001 par value:
Series D Convertible Preferred; 1,300,000 authorized;
796,039 and 811,038 shares issued and outstanding	796	811
Common Stock, $.001 par value, 40,000,000 shares
authorized; 32,193,416 and 22,668,039 shares issued and
outstanding	32,193	22,668
Additional paid-in capital	18,349,385	16,131,654
Accumulated deficit	(23,806,973)	(17,667,011)

Total Stockholders' Deficit	(5,424,599)	(1,511,878)

Total Liabilities and Stockholders' Deficit	$547,381	$954,969

The Accompanying Notes are an Integral Part
of the Financial Statements

BEAMZ INTERACTIVE, INC.
STATEMENTS OF OPERATIONS
For The Years Ended June 30, 2014 and 2013

	2014	2013

Sales, net	$362,851	$261,949

Cost of goods sold	307,520	141,329

Gross profit	55,331	120,620

Depreciation and amortization	31,653	683
Research and development expenses	907,055	880,379
Sales and marketing expenses	1,731,012	1,576,836
General and administrative expenses	2,731,517	1,717,872
Inventory impairment	-	100,708

Loss from Operations	(5,345,906)	(4,155,858)

Other Income (Expense):
Interest expense	(708,416)	(585,582)
Loss on extinguishment of debt	(85,640)	(499,320)

Loss before provision for income taxes	(6,139,962)	(5,240,760)
Provision for income taxes	-	-
Net Loss	$(6,139,962)	$(5,240,760)

Loss per share
Basic and diluted loss per common share	$(0.24)	$(0.35)
Weighted average common shares outstanding - basic
and diluted	25,519,419	15,185,945

The Accompanying Notes are an Integral Part
of the Financial Statements

BEAMZ INTERACTIVE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For The Years Ended June 30, 2014 and 2013

					Additional		Total
	Series D Convertible Preferred		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2012	800,440	$800	14,146,082	$14,146	$11,839,928	$(12,426,251)	$(571,377)

Issuance of Series D Convertible Preferred Stock	27,500	28	-	-	142,472	-	142,500

Conversion of Series D Convertible Preferred Stock	(16,902)	(17)	169,020	169	(152)	-	-

Issuance of warrants in conjunction with bridge loans	-	-	-	-	657,358	-	657,358

Issuance of stock for services	-	-	1,709,000	1,709	928,771	-	930,480

Conversion of debt and interest to equity	-	-	5,185,260	5,185	2,535,562	-	2,540,747

Exercise of warrants	-	-	1,458,677	1,459	27,715	-	29,174

Net loss for the year	-	-	-	-	-	(5,240,760)	(5,240,760)
Balance, June 30, 2013	811,038	811	22,668,039	22,668	16,131,654	(17,667,011)	(1,511,878)

Conversion of Series D Convertible Preferred Stock	(14,999)	(15)	150,001	150	(135)	-	-

Issuance of warrants	-	-	-	-	433,575	-	433,575

Issuance of stock for services	-	-	7,205,266	7,205	1,557,459	-	1,564,664

Conversion of debt, interest, and payables to equity	-	-	580,000	580	196,620	-	197,200

Exercise of warrants	-	-	1,590,110	1,590	30,212	-	31,802

Net loss for the year	-	-	-	-	-	(6,139,962)	(6,139,962)

Balance, June 30, 2014	796,039	$796	32,193,416	$32,193	$18,349,385	$(23,806,973)	$(5,424,599)

The Accompanying Notes are an Integral Part
of the Financial Statements

BEAMZ INTERACTIVE, INC.
STATEMENTS OF CASH FLOWS
For the years ended June 30, 2014 and 2013

	2014	2013
Reconciliation of Net Loss to Net Cash Used by Operating Activities:
Net Loss	$(6,139,962)	$(5,240,760)
Cash flows from operating activities:
Depreciation and amortization	31,653	683
Non-cash investing and financing for payment of services and interest	3,292,190	3,804,547
Amortization of debt discount	339,376	427,753
Allowance for doubtful accounts	5,018	(40,169)
Inventory reserve	-	(1,284)
Inventory impairment	-	100,708
Loss on extinguishment of debt	85,640	499,320
Changes in Operating Assets and Liabilities
Accounts receivable	(6,975)	19,167
Inventory	(336,206)	39,792
Prepaid expenses	693,861	(493,352)
Deposits	126	(7,996)
Accounts payable	145,646	(83,150)
Accrued liabilities	367,856	84,398
Advances from related parties	509,865	-
Net cash used by operating activities	(1,011,912)	(890,343)
Cash flows used in investing activities:
Purchase of property and equipment	(94,960)	-
Net cash used by investing activities	(94,960)	-

Cash flows from financing activities:
Proceeds from exercise of warrants	31,802	29,174
Proceeds from issuance of debt	50,000	50,000
Proceeds from issuance of debt - related parties	910,000	950,000
Net cash provided by financing activities	991,802	1,029,174

Increase (decrease) in cash and cash equivalents	(115,070)	138,831
Cash and cash equivalents, beginning of year	152,124	13,293
Cash and cash equivalents, end of year	$37,054	$152,124

Non-cash investing and financing activities
Conversion of debt and interest to common stock	$40,000	$2,041,427
Common stock issued for services	$1,638,534	$930,480
Issuance of warrants	$433,575	$657,358
Issuance of preferred stock for license agreement	$-	$142,500
Loss on extinguishment of debt	$85,640	$499,320
Debt issued for payment of services and interest	$78,248	$953,625
Advances from related party converted to debt	$1,575,408	$1,912,275
Cash paid for:
Income taxes	$-	$-
Interest	$9,310	$9,776

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

Note 2
Summary of Significant Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies and make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. These financial statements include estimates and assumptions that are based on informed judgments and the experience of management. Significant estimates include, but are not limited to, collectability of accounts receivable, the allowance for obsolete inventory, the lives and methods of depreciation of property and equipment, and the valuation of stock issuances, stock-based compensation and warrants.  We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with the Company’s Audit Committee. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our financial statements may differ materially based upon different estimates and assumptions.

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

Fair Value of Financial Instruments

We adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.   The Company’s financial instruments include cash and cash equivalents, deposits, and debt and approximate fair value based on their short maturities or for long-term debt, based on borrowing rates currently available to the Company for loans with similar terms, which represents level 3 inputs.

Stock-Based Compensation and Warrants

We use the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options and warrants awarded to employees, officers, directors, investors and consultants.  We apply judgment in estimating key assumptions that are important elements in the model and in expensing stock options, such as the expected stock-price volatility, expected stock option life, stock value on the date of grant, and expected forfeiture rates. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors.  We have not historically issued any dividends and we do not expect to in the future.  We use the graded vesting attribution method to recognize compensation costs over the requisite service period for options granted to employees and directors.

We account for compensation for all arrangements under which directors, consultants, and others receive shares of stock or equity instruments (including options and warrants) in accordance with FASB ASC Topic 718 " Compensation — Stock Compensation", or ASC Topic 505-50 " Equity Based Payments to Non-Employees ". Certain of our directors and consultants have been granted long-term incentive awards, primarily restricted Common Stock, which provides them with equity interests as an incentive to remain in our service and align the recipients' interests with those of our equity holders. We estimate the fair value of restricted stock at the date of grant when awards are granted in accordance with ASC Topic 718 and the vesting date when awards are granted under ASC Topic 505-50. Share-based compensation expense is recognized in sales and marketing expenses and general and administrative expenses ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested. Historically, we have valued the restricted Common Stock based on the per-share closing price as quoted on the OTCQB market.

Cash and Cash Equivalents

Cash equivalents are considered to be all highly liquid investments purchased with a maturity, at the time of purchase, of three (3) months or less.

Accounts Receivable, Net

Accounts receivable represents amounts earned but not collected in connection with the Company's sales. Trade receivables are carried at their estimated collectible amounts and are generally unsecured. Trade credit is generally extended on a short-term basis, thus trade receivables do not bear interest.

The Company provides an allowance for doubtful accounts based upon an individual review of the accounts outstanding, as well as the prior history of bad debts.  Accounts are considered past due or delinquent based on contractual terms, recent payment activity, and our judgment of collectability.   Accounts are written off when all reasonable collection efforts have been exhausted.  As of June 30, 2014 and 2013, an allowance has been provided for potentially uncollectible accounts receivable and product returns, in the amounts of $9,274 and $4,256, respectively.  Bad debt expense for the years ended June 30, 2014 and 2013 was $32,929 and $2,846, respectively.

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

The Company warrants its products generally for one year.  A provision for estimated future warranty costs, based on a review of historical and pending claims and  which is currently de minimus, is recorded in the period in which the revenue is recognized.

At June 30, 2014 and 2013, inventory is comprised of the following:

	2014	2013

Finished goods	$253,410	$-
Components	82,795	-
	336,205	-
Less: allowance for obsolescence	-	-

Inventory, net	$336,205	$-

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $907,055 and $880,379 for the years ended June 30, 2014 and 2013, respectively.

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company’s software has been available for general release to customers and, accordingly, no development costs have been capitalized.

Software development costs incurred and included in research and development expense noted above totaled $511,063 and $279,768 for the years ended June 30, 2014 and 2013, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses on the accompanying statements of operations. Advertising expense totaled $639,644 and $803,134 for the years ended June 30, 2014 and 2013, respectively.

Revenue Recognition

Revenues are recognized when a contract has been entered into or an order placed, the price is fixed, shipment of the products to the customer has occurred, or the transfer of title, if later, and collection is reasonably assured.  Amounts billed to a customer related to shipping or handling charges are included in revenues.  Revenues are presented net of sales taxes.

Provisions for sales discounts and rebates to customers are recorded, based upon the terms of sales contracts, in the same period the related sales are recorded, as a reduction to the sale. Sales discounts and rebates are offered to certain customers to promote customer loyalty and encourage greater product sales.  The Company also provides an allowance for sales returns, which is estimated based upon prior experience.  As of June 30, 2014 and 2013, this allowance was $251 and $46, respectively.

Concentrations of Credit Risk

Management maintains the Company’s cash and cash equivalents in bank accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts, and Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents. There are no balances that exceeded federally insured limits at June 30, 2014 and 2013.

During the year ended June 30, 2014 the Company had two customers that represented approximately 46% of net sales.  The Company had no accounts receivable at June 30, 2014 from these customers.  During the year ended June 30, 2013, the Company had two customers representing approximately 45% of net sales.  The Company had $6,142 of accounts receivable at June 30, 2013 from these customers.

During the years ended June 30, 2014 and 2013, the Company purchased substantially all of its inventory from one manufacturer and its inventory was held and processed at the same fulfillment center.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern and in May 2014, the FASB issued new accounting guidance related to revenue recognition.

ASU 2014-15 requires management to perform an assessment of going concern and under certain circumstances disclose information regarding this assessment in the footnotes to the financial statements.  ASU 2014-15 is effective for the Company beginning July 1, 2016.

The new revenue recognition standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning July 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the impact of adopting these new accounting standards on our financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended June 30, 2014 that are of significance, or potential significance, to us.

Per Share Data

Net loss per share (EPS) of Common Stock is computed based upon the weighted-average number of common shares outstanding during the year. Net loss equates to loss available to common stockholders as there is no dividend accrued for preferred stock.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock.  Basic and diluted EPS were the same for fiscal 2014 and 2013, as the Company had losses from operations during both years and therefore the effect of all potential common stock equivalents is anti-dilutive (reduces loss per share).  Stock options and warrants representing 1,460,340 and 692,297 shares of Common Stock were outstanding at June 30, 2014 and 2013, respectively, with exercise prices ranging from $0.02 to $0.50 per share. Additionally, there were 796,039 and 811,038 shares of Series D preferred stock outstanding at June 30, 2014 and 2013, respectively, that were convertible into Common Stock on a 1 for 10 basis.  As of June 30, 2014, the Company had granted 1,381,875 restricted Common Stock shares that had not yet vested and were excluded from the EPS calculation.

For the years ended June 30, 2014 and 2013, the 10% Convertible Secured Subordinated Debt were anti-dilutive and were convertible into 16,155,405 and 5,587,138 shares, respectively.

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

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Going Concern

The Company has incurred recurring losses from operations and has had negative cash flows from operations. As of the date of issuance of these financial statements, the Company does not have adequate cash and cash equivalents to continue operations for the next 12 months. In order to address this situation, management is pursuing a $6.5 million convertible secured debt financing and a $1.5 million equity financing. To date, $1,025,000 has been raised on the equity financing and $4,808,509 has been funded as part of the debt financing. Management believes that it will be successful in completing these financing transactions and that as long as at least an additional $1 million is secured it will be able to execute its current sales, marketing, partner and development plans. However, should the Company be unsuccessful with these financing efforts, it will scale back operations and expects, but has no guarantee, that existing shareholders will continue to support the Company at such reduced levels. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Note 3
Property and Equipment

Property and equipment consists of the following as of June 30, 2014 and 2013:

	Estimated Useful Life	2014	2013

Tooling	3 years	$94,960	$-
Computers and office equipment	3 years	-	10,485
Accumulated depreciation		(31,653)	(10,485)

Property and equipment, net		$63,307	$-

For the years ended June 30, 2014 and 2013 depreciation expense was $31,653 and $683, respectively.

Note 4
Notes Payable

As of June 30, 2014 and 2013, notes payable consists of the following:

	2014	2013

10% Bridge Loan to an entity due April 2014	$-	$40,000
10% Convertible Secured Subordinated Debt due December 2014	210,000	160,000
10% Convertible Secured Subordinated Debt due December 2015	52,700	-

	262,700	200,000
Less: current portion	(210,000)	(40,000)

Notes payable - long-term portion	$52,700	$160,000

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	2014	2013
Notes payable are presented net of unamortized discounts as follows:

Notes payable - current portion	$210,000	$40,000
Less: unamortized discount	(8,695)	(5,114)
	$201,305	$34,886

Notes payable - long term portion	$52,700	$160,000
Less: unamortized discount	(1,386)	(12,527)
	$51,314	$147,473

During the years ended June 30, 2013 and 2012, the Company issued Bridge Loans (“2012 Bridge Loans”) to related parties (Note 5) and several unrelated parties.  The 2012 Bridge Loans were all retired as of June 30, 2014 through conversion to equity and a loss on the extinguishment of debt in the amount of $85,640 was recorded.

On June 17, 2013 the Company offered a Conversion Option to the 2012 Bridge Loan holders.  The option provided for the conversion of principal and accrued interest into Common Stock at $0.40 per share and expired on June 30, 2013.  As of June 30, 2013, 2012 Bridge loans, in the aggregate of $1,908,368 and accrued interest related thereto, in the aggregate of $133,059 had been converted to Common Stock under the aforementioned Conversion Option and a loss on the extinguishment of debt, in the amount of $499,320 was recorded.

As of June 30, 2013 there was $1,981,045 in 2012 Bridge Loans issued of the available $2.5 million authorized, $40,000 of which remained outstanding. As of June 30, 2013 the 2012 Bridge Loans are reflected net of discounts of $5,114.

During the year ended June 30, 2013 the Company issued Convertible Secured Subordinated Debt (“2013 Convertible Debt”) to related parties (Note 5) and two unrelated parties.  The 2013 Convertible Debt provides for the issuance of warrants to purchase one share of common stock of the Company for each two dollars of principal investment that are exercisable at $0.02 per share (Note 8).  A discount, related to the relative fair value of the warrants at the date of grant, was recorded and is being amortized to interest expense over the term of the loans under the effective interest method. The 2013 Convertible Debt provides that each noteholder can convert all of the principal balance and accrued, but unpaid, interest on such noteholders’ 2013 Convertible Debt into Common Stock at a price of $0.40 per share.  In addition, the 2013 Convertible Debt provides that each note holder must convert all of the principal balance of, and accrued, but unpaid interest on such noteholders’ 2013 Convertible Debt into securities offered in an equity financing of the Company of $2,000,000 or more consummated after May 1, 2013.  The closing of such financing has not occurred as of the date of the financial statements and no principal or interest has been paid on the 2013 Convertible Debt.  The 2013 Convertible Debt also includes a commitment that the Company’s Chief Executive Officer, along with other existing investors, will commit to purchase at least $2.5 million of the $5 million offering by September 30, 2013.  The debt is secured by all assets of the Company and is subordinated to all senior indebtedness.  As of June 30, 2013 there was $2,194,855 in 2013 Convertible Debt issued and outstanding of the available $5 million authorized of which $2,034,855 are from related parties (Note 5).  As of June 30, 2014 and 2013 the 2013 Convertible Debt to unrelated parties is reflected net of discounts of $10,081 and $17,641, respectively.  The 2013 Convertible Debt matures through December 31, 2015.  As of September 2013, the aforementioned $2.5 million commitment by the Chief Executive Officer was fulfilled.

On July 22, 2013 the Company amended its 2013 Convertible Debt Agreement to allow for $5 million in financing and to include that the debt can be converted to Common Stock the earlier of January 15, 2014 or when the Company amends their Certificate of Incorporation to authorize 60 million shares of stock.  In February 2014, the 2013 Convertible Debt Agreement was amended again to allow for the issuance of warrants to purchase one share of common stock of the Company for each dollar of principal investment  that are exercisable at $0.02 per share.  The amendment also provides for the conversion of the principal balance and accrued, but unpaid, interest at a price of $0.20 per share for any debt incurred subsequent to the February 2014 amendment date.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5
Related Party Transactions

Notes payable to related parties consisted of the following at June 30, 2014 and 2013:

	2014	2013

10% Convertible Secured Subordinated Debt due December 2014	$2,944,855	$2,034,855

10% Convertible Secured Subordinated Debt due December 2015	1,600,954	-

	4,545,809	2,034,855
Less: current portion	(2,944,855)	-
Notes payable - long-term portion	$1,600,954	$2,034,855

Notes payable - current portion	$2,944,855	$-
Less: unamortized discount	(156,566)	-
	$2,788,289	$-

Notes payable - long term portion	$1,600,954	$2,034,855
Less: unamortized discount	(167,204)	(224,322)
	$1,433,750	$1,810,533

At June 30, 2014 the Company has a payable to an entity controlled by the chief executive officer in the amount of $509,865 for Company expenses paid by the entity.  The payable is non-interest bearing, uncollateralized, and due on demand. The aforementioned entity paid additional expense on behalf of the Company during the year ended June 30, 2013 and converted $677,421 into bridge loans in October 2012, $1,017,665 into convertible secured debt in May 2013, and $217,191 into convertible secured debt in June 2013. The Bridge Loan for $677,421 was converted to Common Stock in June 2013.

During the year ended June 30, 2014, the Company issued $2,510,954 of notes payable to related parties.  The Company received $910,000 in cash and the remaining $1,600,954 was related to non-cash conversions of related party payables and advances. The related parties received 2,055,953 warrants to purchase Common Stock at $0.02 per share, expiring three years from the grant date.  During the year ended June 30, 2013 the Company issued $2,862,276 of notes payable to entities controlled by the chief executive officer.  The Company received $950,000 in cash and the remaining $1,912,275 was related to the conversion of related party advances to notes payable.  The entities received 1,431,138 warrants to purchase Common Stock at $0.02 per share, expiring in April 2013.  The entities exercised the warrants in June 2013.

During the year ended June 30, 2013 the Company issued 50,000 shares of Common Stock to the audit committee chair for services and 150,000 shares of Common Stock to an officer for services to be performed through July 2013. In addition, the Company issued notes payable, in the aggregate amount of $443,000, to three related parties for services and the conversion of accounts payable.

Effective September 1, 2013 the Company entered into a consulting agreement for business and financial management services with an entity that is  50% owned by an individual who was named President and Chief Financial Officer of the Company.  The entity was awarded 1,600,000 shares of restricted Common Stock of which 500,000 shares vested immediately with the balance vesting over a twenty-four month period.  The agreement provides for six months of severance pay.  In April 2014, the entity was granted an additional 500,000 shares of restricted Common Stock that vests over a twenty-four month period.

The Company has entered into a consulting agreement for business development and project management with an entity owned by an officer.  The agreement provides for a monthly fee of $10,000 and is cancellable by either party by giving a 60 day notice. All payments are current as of June 30, 2014.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6
Commitments

Pursuant to the July 2010 Bridge Loan Stock Purchase and Security Agreement (the “Loan”), each cash lender under the Loan Document, simultaneously with the consummation of a Sale Event shall be entitled to a fee in an amount equal to two hundred percent (200%) of the original principal amount loaned by such Lender to the Company, regardless of whether such Lender's Note is outstanding at that time, and such fee shall be paid to the Lenders in preference above any amounts owed by the Company to its other stockholders.  The aggregate amount of such preference payments equals $2,815,850 as of June 30, 2014.

The Company is a party to various licensing agreements with regards to music and video content and the use and sale of same with its product and through its website.  The agreements have varying terms and include royalties based on the sales or use of the aforementioned licenses.  The terms range from a royalty equal to 17.5% to 25% of the net revenues or a floor rate of $0.091 to $0.30 per record in each electronic transmission record.  For the years ended June 30, 2014 and 2013, royalty fees under these licenses were approximately $12,324 and $9,300, respectively, and are included in cost of goods sold on the statement of operations.

The Company is a party to a license agreement that provides for payments to Beamz for the use of the original content included on the Smart Phone Beamz Player (the “Beamz Content”) equal to $1.50/Unit plus 100% of the out-of-pocket third-party royalties associated with such Beamz Content.  In addition, for each Unit sold by licensee, licensee will pay Beamz a royalty equal to thirteen (13%) of the manufacturer contract purchase price for such product. Similarly, we will purchase Smart Phone Beamz Players from licensee at cost plus thirteen percent (13%) of manufactured cost for Beamz sales of such new product. Beamz has retained the right to develop, manufacture or license any other products or versions of the Beamz Products as it may desire other than the Smart Phone Beamz Player product family. Pursuant to the April 4, 2013 amendment to the license agreement, Beamz will pay a royalty equal to 5% of its contract manufacturer cost on any new product it develops that is powered by, and used with a smart phone.

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

During March, 2013 the Company entered into a three year contract with a third party to manufacture the next generation Beamz product.  The contract provides for the manufacturer to prepare the tooling and molds for the next generation product as well as manufacture, source raw materials, test and ship the products.  In addition to the obligation for the payment for the tooling and molds in the approximate amount of $119,000, all of which has been paid for as of June 30, 2014, the Company has committed to purchase $231,140 of inventory from the manufacturer of which approximately $166,000 has been fulfilled as of June 30, 2014.

On April 5, 2013, the Company entered into endorsement and licensing agreements with musical artist Flo Rida, together with Strong Arm Productions, Inc. and Global Merchandising and Promotions, LLC.  Pursuant to these agreements, which provide the Company a license to use a range of Flo Rida’s music content, the Company has created a “Beamz by Flo” product offering, including: (a) a Flo Rida version of the Beamz interactive music player, which includes Flo Rida’s signature and logo and (b) Flo Rida content bundles which can be purchased in various Beamz software applications, featuring a range of Flo Rida’s music in Beamz interactive format. Under the agreements, Flo Rida has also filmed both commercials and videos with Beamz and has agreed to promote the Beamz interactive music player in a variety of arenas, potentially including social media, concerts and special events.  The agreements provide for the issuances of 300,000 shares of Common Stock, all of which have been issued as of June 30, 2013, and minimum annual royalties of $100,000, among other provisions.  During May 2014, the royalty agreement was amended to reduce the minimum annual royalties to $50,000.  Pursuant to the amendment, the Company issued 275,000 shares of common stock and 75,000 common stock warrants with an exercise price of $.20 per share, expiring through June 2017.  In addition, pursuant to a subsequent agreement, the above parties agreed to produce the “Laser Light Show” song and music video, for which payment of $15,000 cash and $110,000 in the form of the 2013 Convertible Debt was made.

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

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has had limited operations and no pending litigation or potential claims. As a result of these items, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2014 and 2013.

During June 2013 the Company entered into a 24-month lease agreement for office space.    For the years ended June 30, 2014 and 2013 the Company incurred rent expense of $48,444 and $3,646, respectively.  Future minimum lease payments for the next year are $45,870.

Note 7
Income Taxes

We have incurred losses since operations commenced in 2001.  We currently have net operating loss carryforwards for Federal and State income tax purposes of approximately $22,300,000 and $16,800,000, respectively. The net operating losses expire as follows:

Year of expiration	Federa1	State

June 30, 2015		2,200,000
June 30, 2016		2,600,000
June 30, 2017		2,000,000
June 30, 2018
June 30, 2019
June 30, 2022	$1,700,000
June 30, 2023	1,800,000
June 30, 2024	1,800,000
June 30, 2025	2,200,000
June 30, 2026	2,800,000
June 30, 2027	2,000,000
June 30, 2028	4,300,000	4,300,000
June 30, 2029	5,700,000	5,700,000
	$22,300,000	$16,800,000

The deferred tax assets derived from these net operating losses are fully reserved by a valuation allowance as management has determined that it is more likely than not that the deferred tax assets will not be realized.

A reconciliation of statutory rates is as follows as of June 30:

	2014		2013

Statuatory rate	34.0%		34.0%
State income taxes, net of federal	5.0%		5.0%
Reduction in valuation allowance related to net operating loss carryforwards	(39.0	) %	(39.0	) %

	0.0%		0.0%

 BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

As of June 30, 2014 and 2013, the deferred tax asset is as follows:

	2014	2013

Deferred tax asset - net operating loss carryforwards	$8,400,000	$6,300,000
Less valuation allowance	(8,400,000)	(6,300,000)

Net deferred tax asset	$-	$-

A reconciliation of anticipated tax benefits of net operating losses is as follows for the years ended June 30, 2014 and 2013:

	2014	2013

Federal benefit of net operating losses	$1,900,000	$1,450,000
State benefit of net operating losses	200,000	150,000
Change in valuation allowance	(2,100,000)	(1,600,000)
Net benefit of net operating losses	$-	$-

As of June 30, 2014 and 2013, the Company had no unrecognized tax benefits or liabilities due to uncertain tax positions.

Note 8
Equity

Common Stock

As of June 30, 2014, the Company has 50,000,000 shares of stock authorized, 40,000,000 shares of which have been designated as Common Stock, $.001 par value. On July 1, 2014 stockholders voted to increase the authorized shares to 100,000,000.  There were 32,193,416 and 22,668,039 common shares issued as of June 30, 2014 and 2013, respectively.

During the year ended June 30, 2014, the Company issued 7,205,266 shares of common stock for services valued at $1,564,664, and issued 580,000 shares of Common Stock for the conversion of accounts payable, debt, and accrued interest in the aggregate amount of $197,200.  In addition, 1,590,110 shares of Common Stock were issued for proceeds of $31,802, pursuant to the exercise of 1,590,110 warrants and 150,001 shares of Common Stock were issued pursuant to the conversion 14,999 shares of Series D Preferred Stock.

Preferred Stock

As of June 30, 2014 the Company has 10,000,000 shares of preferred stock authorized, $.001 par value, of which 1,300,000 shares are authorized as Series D Convertible Preferred Stock (“Series D Preferred”).  There are 796,039 and 811,038 shares of Series D Preferred issued and outstanding at June 30, 2014 and 2013, respectively.  Each share of Series D Preferred is convertible into 10 shares of Common Stock and has a liquidation preference of $10 per share.  All previously issued shares of Series A, A-1, B, and C Convertible Preferred Stock were converted into shares of Common Stock on June 11, 2011 and those series were cancelled.

During the year ended June 30, 2014, 14,999 shares of Series D Preferred stock were converted into 150,001 shares of Common Stock.  During the year ended June 30, 2013 the Company issued 25,000 shares of Series D Preferred pursuant to a renegotiated license agreement.  The estimated value of the shares was $142,500, based on a third party valuation of the Company’s Common Stock and the conversion rights.  During February, 2013, 16,902 shares of Series D Preferred were converted into 169,020 shares of Common Stock. In addition, the Company has corrected the outstanding Series D shares to include 2,500 Series D shares issued in 2008 with a de minimis value.

Warrants and Options

Pursuant to the 2012 Bridge Loan Financing Agreement and the 2013 Convertible Debt Agreement (the “Loans”), as additional consideration for each of the Loans, the Company granted warrants to the lenders.  The warrants provide for the purchase of one share of Common Stock of the Company for each $2 of the principal amount of the lender's Notes.  In February 2014 the 2013 Convertible Debt Agreement was amended to provide for the grant of one warrant for each $1 of principal amount of lender’s Notes received subsequent to the amendment date. As of June 30, 2014, 990,538 and 3,251,081 warrants were issued pursuant to the 2012 Bridge Loan.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Financing Agreement and the 2013 Convertible Debt Agreement, respectively.  The warrants are exercisable at $0.02 per share and expire through June 2016. As the warrants were issued with the debt, the relative fair value of same was allocated between the debt proceeds and the warrants and the warrant relative value is reflected as a discount on the debt that will be amortized over the term of the debt.

2004 Incentive Compensation Plan

The Company has adopted the 2004 Incentive Compensation Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive and non-incentive stock options or shares.  The Company has reserved 750,000 shares of Common Stock for issuance underlying the grants under the Plan.  As of June 30, 2014, 23,325 options under the Plan are outstanding. Options generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.  As of June 30, 2014 there are 7,175 shares available for grant under the Plan.

2009 Incentive Compensation Plan

In January 2009, the Company adopted the 2009 Incentive Compensation Plan (the “2009 Plan”) that permits the issuance of options or shares to selected employees and directors of, and consultants to, the Company.  The Plan was amended in January 2012 to reserve 1,150,000 shares of Series C Convertible Preferred Stock for issuance underlying the grants of stock, stock options and warrants and to provide Common Stock awards rather than Series C Convertible Preferred shares.  The Company has issued 765,906 shares of Series C Convertible Preferred Stock pursuant to the Plan, all of which were converted to Common Stock as of June 30, 2011.  Options generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.  There are 384,094 shares available for grant as of June 30, 2014.

A summary of the options and warrants issued is presented in the table below:

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Aggregate Fair Value

Outstanding at June 30, 2012	$0.04	209,924	3.16	$151,955
Granted	0.45	3,441,050	1.48	732,304
Cancelled	1.00	(1,500,000)	0.17	-
Exercised	0.02	(1,458,677)	2.35	(610,644)
Outstanding at June 30, 2013	0.06	692,297	2.68	273,615
Granted	0.04	2,364,653	2.60	433,575
Expired	0.50	(6,500)	-
Exercised	0.02	(1,590,110)	2.61	(252,267)
Outstanding at June 30, 2014	$0.07	1,460,340	2.08	$454,923

For purposes of determining the fair values of warrants using the Black-Scholes option pricing model, the Company used the following assumptions in the years ended June 30, 2014 and 2013; expected volatility of 40%-150%, risk-free interest rate 1%, warrant life of 1.5 to 3 years and expected dividend rate of 0%.  The expected term of current year grants was determined under the simplified method using the average of the contractual term and vesting period of the award as appropriate statistical data required to properly estimate the expected term was not available.

Included in the table above are options to purchase 23,325 and 29,825 shares of Common Stock outstanding at June 30, 2014 and June 30, 2013, respectively.  The options are all fully vested as of June 2014.   The options expire on various dates through October, 2018. Additionally, the options and warrants had an intrinsic value of $82,275 and $406,311 as of June 30, 2014 and 2013, respectively.  Intrinsic value arises when the exercise price is lower than the market.

Options and warrants outstanding at June 30, 2014 and 2013 had no unrecognized compensation costs, and were fully exercisable.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9
Subsequent Events

Effective July 1, 2014, upon stockholder approval, the Company amended their Articles to authorize 100,000,000 shares of stock.

Subsequent to the balance sheet date the Board has approved the grant of up to an additional 440,000 shares of Common Stock for services and has issued 40,000 shares.

During July and August 2014 the Company has issued 20,500,000 shares of Common Stock and has received proceeds of $1,025,000 under a $1.5 million private placement and has paid a commission related to same of $62,500.  Included in the proceeds is $375,000 from entities controlled by an officer of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2014. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 based upon criteria in an Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes the Company’s internal control over financial reporting was effective as of June 30, 2014 based on the criteria issued by COSO.

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

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting during the fourth quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.   OTHER INFORMATION

At the annual meeting of the stockholders of the Company on July 1, 2014 the stockholders approved a Second Amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Second Amendment”) increasing the authorized shares of common stock of the Company to 100,000,000.  The Second Amendment was filed with the Delaware Secretary of State on July 15, 2014 and was effective on the same date.  The Second Amendment is attached to this Form 10-K as Exhibit 3.(i)(3).

PART III

ITEM  10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of June 30, 2014:

Name	Age	Position(s)

Directors and Executive Officers

Charles R. Mollo	63	Chairman of the Board and Chief Executive Officer
Joan W. Brubacher	60	President, Chief Financial Officer and Director
Albert J. Ingallinera, Jr.	44	Vice President Product Management and Business Development
Jeff Doss	52	Director
Jerry Riopelle	73	Director
Jeffrey R. Harris	66	Director
Thomas F. Gardner	55	Director

Board of Directors & Executive Officers

Charles R. Mollo, Chairman, CEO, and Director – Charlie Mollo has served as a director since 2007 and as our  Chairman of the Board and CEO since January of 2009, and is responsible for the overall management of our business strategy including development of product sales channels, marketing, finance and product development. As a successful business leader, Mr. Mollo has worked in a number of industries including wireless telecommunications, consumer electronics, computers, child care and real estate, growing privately-owned entrepreneurial start-up organizations into leading publicly-traded companies. His management experience with mergers and acquisitions, financing, venture capital, strategic planning and technology, and his passion for music have earned him his role as our Chairman of the Board and CEO.

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

Joan W. Brubacher, President, Chief Financial Officer and Director – Ms. Brubacher, who joined the Board in March of 2012 and became the Company’s President and Chief Financial Officer in July of 2013, has served as a principal and Chief Financial Officer at Resolute Commercial Services from October of 2009 through August 2013. Prior to joining Resolute, Ms. Brubacher served as an outside consultant for various companies from February 2009 to October 2009.  Ms. Brubacher served as the Executive Vice President and Chief Financial Officer for iGo, Inc., where she was a member of the team that took the company public in 2000, until February of 2009. Prior to her tenure at iGo, Ms. Brubacher was employed at several private small and start-up companies where she served as Controller, Chief Financial Officer and Chief Operating Officer. She started her career on the audit staff of Ernst & Whinney (now Ernst & Young). She holds a Bachelor of Science Degree in Business Administration with Concentration in Accounting from Kansas State University. Ms. Brubacher brings the Company and the Board valuable public company and CFO experience and insight on a broad range of financial and operational issues.

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

At the Company’s annual shareholder meeting held on July 1, 2014, Mr. Gardner was not reelected to the Board.

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

We believe both Jeffrey Harris and Jeff Doss qualify as “audit committee financial experts” under applicable regulations of the Securities and Exchange Commission.  Further, neither of Messrs. Doss or Harris is a current or former employee of the Company or is engaged in any relationship or holds any position that would require disclosure under Item 404 or Item 407(e) (iii) of Regulation S-K.  Both Messrs. Doss and Harris are independent under the NASDAQ Marketplace Rules applicable to audit committee members of boards of directors.

DIRECTOR COMPENSATION

We do not pay our directors a fee for attending scheduled or special meetings of our board of directors.  We intend to reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.  We also provide each director with shares of Common Stock each year. For the calendar year 2014, each director received 40,000 shares of Common Stock.  In the future we may offer additional compensation to attract the caliber of independent board members the Company is seeking.

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS
None of our directors or officers or their respective associates or affiliates is indebted to us.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or executive officers.

CODE OF ETHICS

On September 17, 2012, we adopted a Code of Ethics applicable to our principal executive, financial and accounting officers. The Code of Ethics can be found on our website at  http://thebeamz.com/codeofethics .

SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company has determined that, during the fiscal year ended June 30, 2014, the directors and officers listed below were late in making certain filings on Forms 3 and 4 as set forth in more detail below:

Name	Number of Late Filings on Forms 3 or 4 in Twelve Months Ended June 30, 2014	Number of Transactions Disclosed on Such Filings

Joan W. Brubacher	2	2
Charles R. Mollo	1	1
TM-07 Investments, LLC	1	1
Gerald H. Riopelle	2	2
Jeff Doss	1	1
Jeffrey R. Harris	1	1
Thomas F. Gardner	1	1

ITEM  11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the compensation awarded or paid to, or earned by Executive Officers as required by Item 402 of Regulation S-K, for the years ended June 30, 2014 and 2013. We refer to these officers in this report as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive compen- sation ($)	Non- qualified deferred compen- sation earnings ($)	All other compen- sation ($)	Total ($)

Charlie R. Mollo, Principal Executive Officer	2013 2014	120,0001 120,0001	— —	37,5007 4,0008	— —	— —	— —	— —	157,500 124,000

Joan W. Brubacher, Principal Financial Officer	2013 2014	— 111,5002	— —	75,0009 4,0008	— —	— —	— —	— 391,8753	75,000 507,375

Albert J. Ingallinera Jr., VP Product Management and Business Development	2013 2014	102,000 120,0005	50,000 4	—	— —	— —	— —	— 1,9386	152,000 121,938

1	Includes accrued compensation of $60,000 in 2013 and 2014
2	Includes $74,000 in cash compensation and $37,500 in convertible debt including 37,500 common stock warrants.

3
During 2014, we paid Highland Consulting, LLC, (“Highland”) to provide the consulting services of Ms. Brubacher to the Company, a total of $111,500 in cash and 2,100,000 restricted Common Stock shares vesting over a twenty-four month period.  Highland is solely owned by Ms. Brubacher.  The restricted Common Stock shares granted to Highland are accounted for in accordance with ASC 505-50 with 975,000 shares vested and $391,875 of consulting expense for the grant recorded for  the year ended June 30, 2014.  The consulting agreement may be terminated by either party with notice as required by the consulting agreement.

4
Promissory note of $50,000 was issued to Evolution Marketing, an entity controlled by Mr. Ingallinera, in lieu of a like amount of cash compensation.  The promissory note and accrued interest thereon were subsequently exchanged for 128,482 shares of Common Stock.

5	Includes $95,000 of cash compensation and $25,000 in convertible debt including 25,000 common stock warrants.

6
Reflects 150,000 shares of Common Stock issued to Evolution Marketing, an entity controlled by Mr. Ingallinera. The restricted Common Stock shares granted to Evolution are accounted for in accordance with ASC 505-50 with 18,750 shares vested and $1,938 of consulting expense for the grant recorded for the year ended June 30, 2014.  The consulting agreement may be terminated by either party with notice as required by the consulting.

7	Includes 25,000 shares of Common stock, valued at $1.50 per share, issued for serving on the Board of Directors.
8	Includes 40,000 shares of Common stock, valued at $0.10 per share, issued for serving on the Board of Directors.

9	Includes 50,000 shares of Common stock, valued at $1.50 per share, issued for serving on the Board of Directors.

Outstanding Equity Awards at June 30, 2014
As of June 30, 2014, there were no unvested stock awards outstanding, or other outstanding equity awards held by our named executive officers that would be required to be disclosed pursuant to Item 402(p) of Regulation S-K, other than those set forth below.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plans: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Charles R. Mollo (1)	750	—	—	$ .50	December 19, 2017

(1)	Issued to TM 07 Investments, LLC, an entity controlled by Mr. Mollo and fully vested at June 30, 2013.

	Unvested Common Stock	Aggregate Market Value
Joan W. Brubacher (2)	1,125,000	$101,250

Albert J. Ingallinera, Jr. (3)	131,250	$11,813

(2)	Issued to Highland Consulting, Inc., an entity controlled by Ms. Brubacher and vesting monthly through March 2016.
(3)	Issued to Evolution Marketing, Inc., an entity controlled by Mr. Ingallinera and vesting monthly through March 2016.

Option Exercises

None of our named executive officers exercised stock options in fiscal 2013. During fiscal 2014, Charles Mollo exercised 1,590,110 warrants.

Consulting Agreements

The Company has entered into a consulting agreement with Evolution Marketing, Inc., pursuant to which it has paid for the services of Albert J. Ingallinera, Jr.,  our Vice President of Product Management and Business Development. The agreement is cancellable by either party with a 60-day notice and is currently at a rate of $10,000 per month.  During the years ended June 30, 2014 and 2013, the Company paid the entity $120,000 pursuant to the contract.

For services provided by Charles R. Mollo as CEO of the Company, TM 07 Investments, LLC receives $120,000 per year in compensation.   In fiscal 2013 the yearly compensation was in the form of 60,000 shares of Common Stock and the balance of $60,000 has been accrued and is payable as of June 30, 2013. In fiscal 2014 the yearly compensation was accrued.  $60,000 was exchanged for a like amount of convertible debt in December 2013 and the remaining $60,000 remains payable as of June 30, 2014.

Effective September 1, 2013 the Company entered into a consulting agreement with an entity for the services of Joan W. Brubacher, President and Chief Financial Officer.  The entity was awarded 1,600,000 shares of Common Stock of which 500,000 vested immediately, with the balance vesting over a twenty-three month period.  The agreement provides for cash compensation of $11,000 per month, is cancellable by either party with a 60-day notice and also provides for six months of severance pay.  During the year ended June 30, 2014 the Company paid the entity $111,500.

2014 Director Compensation

The following table sets forth information with respect to the compensation of our directors in fiscal 2014. (As no option award, non-equity incentive plan compensation, or non-qualified deferred compensation was granted to a director in fiscal 2014, columns (d), (e), and (f) of the table required by Item 402(r) of Regulation S-K have been omitted.)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Joan Brubacher	$0	$4,000	$—	$4,000
Jeff Doss	0	4,000	—	4,000
Thomas Gardner	0	2,000	—	2,000
Jeffrey Harris	0	4,000	—	4,000
Charles Mollo	0	4,000	—	4,000
Jerry Riopelle	0	4,000	—	4,000

Notes:

1.	During the fiscal year ended June 30, 2014, the Director compensation was paid in the form of 40,000 shares of Common Stock, which was valued at market on the date of issue, or $.10 per share.

2.
As of June 30, 2014, other than the options for purchase of 750 shares of Common Stock beneficially owned by Charles Mollo and the 1,125,000 unvested shares of Common Stock beneficially owned by Joan W. Brubacher as described above under “Outstanding Equity Awards as of June 30, 2014”, there were no outstanding options or unvested stock grants held by directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Benefit Plans

2004 Incentive Compensation Plan.  We adopted the 2004 Incentive Compensation Plan and amended it on December 19, 2007 to enable us to attract, retain and motivate our officers, directors, employees and consultants. Of the 750,000 shares of Common Stock that were eligible for issuance pursuant to awards made under this plan, 23,325 shares of Common Stock were subject to options outstanding as of June 30, 2014. As of such date, the outstanding options had a weighted average exercise price of $0.49 per share and had expiration dates ranging from January 14, 2014 to October 15, 2018. Although this plan remains in effect and options under the plan remain outstanding, we ceased making awards under the plan upon the adoption of our 2009 Incentive Compensation Plan.

2009 Incentive Compensation Plan.  We adopted our 2009 Incentive Compensation Plan on January 27, 2009, and subsequently amended the plan on December 7, 2009, and January 31, 2012.  The principal purpose of the plan was to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.  Of the 1,150,000 shares of Common Stock that were eligible for issuance pursuant to awards made under the 2009 Incentive Compensation Plan, as of June 30, 2014, 765,906 shares had been issued pursuant to the Plan.

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

The following provides information with respect to securities to be issued pursuant to our compensation plans as of June 30, 2014, all of which are fully vested unless otherwise noted below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	23,325	$0.49	391,269
2004 Equity Incentive Plan	23,325	$0.49	7,175
2009 Equity Incentive Plan	—	—	384,094
Equity compensation plans not approved by security holders	__	__	__
The following table sets forth information as of Septembert 24, 2014, regarding the beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, who is known by us to own beneficially five percent or more of our Common Stock or preferred;

•	each of our directors;

•	each of our named executive officers; and

•	all our directors and executive officers as a group.

Percentage ownership calculations for beneficial ownership are based on 53,803,411 shares of Common Stock and 796,039 shares of Series D Convertible Preferred Stock outstanding as of September 24, 2014.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission (the “SEC”). These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of Common Stock issuable pursuant to the exercise of stock options and warrants, or conversion of shares of preferred stock or convertible debt, that are either immediately exercisable or exercisable within 60 days of August 31, 2014.  These shares are deemed to be outstanding and beneficially owned by the person holding those options, warrants or convertible shares or notes for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Common Stock		Preferred Stock
	Number of		Number of
	Shares	Beneficial	Shares	Beneficial	Total
	Beneficially	Ownership	Beneficially	Ownership	Voting
Name (1)	Owned	Percentage (2)	Owned	Percentage (2)	Power (3)
5% Stockholders
New Vistas Investment Corp. (4)	4,829,389	8.79%	97,796	12.29%	7.58%
CJMO, LLC (5)	2,168,643	3.94%	121,532	15.27%	3.51%
Bob Flowers (6)	2,703,393	4.94%	85,646	10.76%	4.35%
TM 07 Investments, LLC (7)	14,036,487	24.26%	35,256	4.43%	16.73%
CRM 008 Trust (8)	9,379,507	16.20%	6,810	0.86%	8.66%

Directors and Named Executive Officers
Charles R. Mollo (9)	30,722,858	47.62%	262,701	33.00%	36.65%
Jeff Doss (10)	622,064	1.15%	24,153	3.03%	1.01%
Gerald H. Riopelle (11)	617,409	1.14%	16,590	2.08%	1.00%
Al Ingallinera (12)	1,129,717	2.09%	24,230	3.04%	1.71%
Jeffrey R. Harris (13)	6,058,940	10.95%	139,135	17.48%	9.57%
Joan Brubacher (14)	2,367,826	4.39%	3,018	0.38%	3.73%

All directors and executive officers as a group (8 persons)	39,392,818	55.84%	457,677	46.74%	50.48%

(1)	The address of each officer, director and 5% stockholder listed below is c/o Beamz Interactive, Inc., 15354 North 83rd Way Suite 101, Scottsdale, AZ 85260.

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

(4)
Includes 977,958 shares issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 150,000 shares issuable upon exercise of warrants.  Mr. Mollo, our CEO and Chairman, serves as the trustee of trusts owning a total of 73.36% of the issued and outstanding stock of New Vistas Investment Corp., and Mr. Harris, a member of our Board, owns 24.13% of the issued and outstanding stock of New Vistas Investment Corp. and serves as the President of New Vistas Investment Corp.

(5)	Includes 1,215,322 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock. Mr. Mollo serves as a manager of CJMO, LLC.

(6)	Includes 856,461 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 15,035 shares of Common Stock issuable upon exercise of warrants.

(7)
Includes 352,562 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 750 shares of Common Stock issuable upon the exercise of stock options and 3,700,000 shares of Common Stock issuable upon the exercise of stock warrants.  Mr. Mollo serves as a trustee of trusts owning 100% of the membership interests of TM07 Investments, LLC, and also serves as a manager of TM07 Investments, LLC.

(8)
Includes 68,100 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock as well as 4,031,288 shares issuable upon exercise of warrants.  Mr. Mollo serves as a trustee of CRM 008 Trust.

(9)
Includes all shares beneficially owned by the following entities over which Mr. Mollo may be deemed to exercise voting or dispositive control: New Vistas Investment Corp. (see footnote (4) above), CJMO, LLC (see footnote (5) above), TM 07 Investments, LLC (see footnote (7) above), CRM 008 Trust (see footnote (8) above), and La Luz LLC. Includes (i) 106,021 shares of Common Stock (including 12,306 shares issuable upon conversion of shares of Series D Convertible Preferred Stock) beneficially owned by JLM 008 Trust for which Mr. Mollo disclaims beneficial ownership, (ii) 750 shares of Common Stock issuable upon the exercise of options held by TM 07 Investments, LLC,  (iii) 4,031,288 shares of Common Stock issuable upon the exercise of warrants held by CRM 008 Trust, (iv) 150,000 shares of Common Stock issuable upon the exercise of warrants held by New Vistas Investment Corp., (v) 3,700,000 shares issuable upon the exercise of warrants held by TM07 Investments, LLC, and (vi) 202,055 shares of Common Stock issuable upon the exercise of warrants held by CRM Revocable Trust.

(10)
Includes 84,802 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock, as well as 339,476 shares of Common Stock (including 156,732 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock) beneficially owned by Hotwire Development, LLC, over which Mr. Doss may be deemed to exercise voting or dispositive control.

(11)	Includes 165,900 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock.

(12)
Includes 242,299 shares issuable upon conversion of shares of Series D Convertible Preferred Stock owned by Evolution Marketing, Inc., over which Mr. Ingallinera may be deemed to exercise voting or dispositive control, as well as 74,000 shares of Common Stock issuable upon exercise of warrants.

(13)	Includes all shares beneficially owned by New Vistas Investment Corp. (see footnote (4) above) over which Mr. Harris may be deemed to exercise voting or dispositive control. Also includes 165,000 shares of Common Stock issuable upon exercise of warrants and 150,000 shares of Common Stock issuable upon the exercise of warrants held by New Vistas Investment Corp.

(14)	Includes 30,180 shares of Common Stock issuable upon conversion of shares of Series D Convertible Preferred Stock.

To our knowledge, there exists no arrangement, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following is a description of transactions since July 1, 2012, or currently proposed, to which we have been or will be a participant, in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our executive officers, directors or principal stockholders, including their immediate family members, had or will have a direct or indirect material interest:

2013 Convertible Secured Debt

Since May 2013, we have entered into various Convertible Secured Debt Agreements, including such agreements with the related parties set forth in the table below as of the date of this filing.  The interest rate on the Convertible Secured Debt is 10% per annum and the principal and accrued, but unpaid, interest could be converted into shares of the Company’s common stock at a rate of $0.40 per share.  In connection with those transactions we agreed to issue warrants to purchase one share of Common Stock for each $2 of principal amount of the Convertible Secured Notes issued to the noteholders, at an exercise price of $0.02.  In February 2014 the Convertible Secured Debt Agreement was amended to issue warrants to purchase one share of Common Stock for each $1 of principal amount issued to noteholders subsequent to the amendment date at an exercise price of $0.02 per share and to allow for conversion at $0.20 per share.  The Convertible Secured Debt Agreements provide that each noteholder shall have the option to convert any or all of the principal balance of, and accrued, but unpaid interest on, such noteholder’s Convertible Secured Note at any time.  In addition, the principal balance and accrued, but unpaid interest will automatically convert upon the receipt by the Company of an aggregate of $2,000,000 or more through one or more equity or convertible investments in the Company (the “Investment”) into the same securities offered in the Investment at the lesser of (i) the price at which such securities are sold in the Investment or (ii) the conversion rate stated in the Convertible Secured Debt Agreement.  As of the date of this filing the Company has outstanding Convertible Secured Debt financing of $4,545,809 from our executive officers, directors or principal stockholders. 2013 Convertible Secured Debt issued to date to related parties are summarized below.

Name of Related Party	Original Amount of Principal of Convertible Debt	Total Amount of Interest Paid	Estimated Value of Common Stock Underlying Warrants (8)

TM 07 Investments, LLC(1)	$2,944,966	$0	$87,100
New Vistas Investment Corp. (2)	$600,000	$0	$12,000
CRM 008 Trust (3)	$611,288	$0	$13,300
CRM Revocable Trust (4)	$302,055	$0	$8,100
Evolution Marketing (5)	$25,000	$0	$1,000
Joan W. Brubacher (6)	$68,000	$0	$1,700
Highland Consulting (7)	$19,500	$0	$800

(1)
Mr. Mollo, our Chairman and CEO, serves as a trustee of trusts owning 100% of the membership interests of TM07 Investments, LLC and also serves as a manager of TM07 Investments, LLC. The warrants issued under the Secured Debt were exercised in full as of June 2014.

(2)
Mr. Mollo also serves as the trustee of trusts owning a total of 73.36% of the issued and outstanding stock of New Vistas Investment Corp., and Mr. Harris owns 24.13%, and serves as the President, of New Vistas Investment Corp.  In June 2013, 150,000 warrants issued under the Secured Debt were exercised.

(3)	Mr. Mollo also serves as the trustee of CRM 008 Trust. In June 2013, 100,000 warrants issued under the Secured Debt were exercised.
(4)	Mr. Mollo also serves as trustee of CRM Revocable Trust.
(5)	Mr. Ingallinera, our VP Product Management and Business Development, owns 100% of Evolution Marketing, Inc.
(6)	Ms. Joan Brubacher, our President and Chief Financial Officer.
(7)	Ms. Brubacher, our President and CFO, owns 100% of Highland Consulting.
(8)	Based on an average share price of $0.04 as of September 24, 2014.
Expenses

During the years ended June 30, 2014 and 2013, TM 07 Investments, LLC, a limited liability company controlled by Charlie Mollo, the Company’s Chief Executive Officer and Chairman of the Board paid various expenses on our behalf totaling $2,085,272 and $1,644,883, respectively, which were recorded in the periods incurred.   In February, 2014 $1,575,408 was converted to Convertible Secured Debt.

Board Independence

Our Board of Directors has undertaken a review of the independence of each director by the standards for director independence set forth in the NASDAQ Marketplace Rules. Under these rules, a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Our board has concluded that  Jeffrey R. Harris, Jeff Doss, Gerald Riopelle, and Thomas Gardner (who has not been reelected to the Board) are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The 2014 and 2013 audit services provided by Semple, Marchal & Cooper, LLP were approved by our Audit/Corporate Governance Committee.  The Audit/Corporate Governance Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit/Corporate Governance Committee pre-approved both the type of services to be provided by our independent registered public accounting firm and the estimated fees related to these services.  During the approval process, the Audit/Corporate Governance Committee considers the impact of the types of services and related fees on the independence of the auditor.  These services and fees must be deemed compatible with the maintenance of the auditor’s independence, in compliance with the SEC rules and regulations.  Throughout the year, the Audit/Corporate Governance Committee and, if necessary, the Board of Directors, reviews revisions to the estimates of audit an non-audit fees initially approved.

The Company was billed for the following audit, tax, and other related fees by its principal accountant for the last two fiscal years:

	2014	2013

Audit Fees	$111,200	$104,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees (1)	-	$5,000

(1) Related to filing of Form 10

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

(b) Exhibits.

Number	Description

3(i).1	Fourth Amended and Restated Certificate of Incorporation (1)
3(i).2	Amendment to Fourth Amended and Restated Certificate of Incorporation (1)
3(i).3	Second Amendment to Fourth Amended and Restated Certificate of Incorporation (8)
3(ii)	Bylaws (1)
4.1	HumanBeams, Inc. 2004 Incentive Compensation Plan (1)
4.2	Beamz Interactive 2009 Incentive Compensation Plan (1)
4.3	First Amendment to Beamz Interactive 2009 Incentive Compensation Plan (1)
4.4	Second Amendment to Beamz Interactive 2009 Incentive Compensation Plan (1)
4.5	Non-Qualified Deferred Compensation Plan (1)
10.1	Form of Warrant to Purchase Shares of Common Stock Bridge Loan Agreement dated January 3, 2012 (1)
10.2	Form of Indemnity Agreement (2)
10.3	License Agreement by and between Cypher Entertainment Group LLC and Beamz Interactive, Inc. dated August 30, 2012 (4)
10.4	First Amendment to License Agreement by and between Cypher Entertainment Group LLC and Beamz Interactive, Inc. dated April 4, 2013 (7)
10.5	Manufacturing Agreement by and between Chen-Source, Inc. and Beamz Interactive, Inc. dated March 8, 2013 (8)
10.6	Standard Industrial/Commercial Multi-Tenante Lease-Gross by and between Arizona Design, LLC and Beamz Interactive, Inc. dated April 30, 2013 (8)
10.7	2013 Convertible Debt and Security Agreement dated May 1, 2013 (5)
10.8	Form of Convertible Note issued in connection with the 2013 Convertible Debt and Security Agreement dated May 1, 2013 (5)
10.9	Form of Warrant to Purchase Shares of Common Stock in connection with the 2013 Convertible Debt and Security Agreement dated May 1, 2013 (5)
10.10	Consulting Agreement dated July 12, 2013 (6)
10.11	Amended and Restated 2013 Convertible Debt and Security Agreement dated February 21, 2014 (8)

10.12	Form of Convertible Note issued in connection with the Amended and Restated 2013 Convertible Debt and Security Agreement dated February 21, 2014 (8)
10.13	Form of Warrant to Purchase Shares of Common Stock in connection with the Amended and Restated 2013 Convertible Debt and Security Agreement dated February 21, 2014 (8)
21	The Company has no subsidiaries.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
101.INS	XBRL Instance Document (8)
101.SCH	XBRL Taxonomy Extension Schema (8)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (8)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (8)
101.LAB	XBRL Taxonomy Extension Label Linkbase (8)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (8)

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10, filed April 19, 2012.

(2)	Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed June 12, 2012.

(3)	Previously filed as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form 10, filed July 5, 2012.

(4)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed on October 9, 2012

(5)	Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on May 15, 2013

(6)	Previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on July 16, 2013

(7)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K, filed on October 11, 2013

(8)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Charles R. Mollo
Charles R. Mollo, Chief Executive Officer

Dated:  October 10, 2014

Signature	Title	Date

/s/ Charles R. Mollo	Chief Executive Officer and Chairman (Principal Executive Officer)	October 10, 2014
Charles R. Mollo

/s/ Joan Brubacher	President, Principal Financial Officer and Principal Accounting Officer	October 10, 2014
Joan Brubacher

/s/ Jerry Riopelle	Director	October 10, 2014
Jerry Riopelle

/s/ Jeff Doss	Director	October 10, 2014
Jeff Doss

/s/ Jeffrey R. Harris	Director	October 10, 2014
Jeffrey R. Harris