Form 10-K/A
period 2014-06-30
BEAMZ INTERACTIVE INC
filed 2014-10-24
CIK 1423357

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K/A
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

The purpose of this Amendment No. 1 to Beamz Interactive, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on October 14, 2014, is solely to include exhibits that were inadvertently omitted from such filing. No substantive changes have been made to the Form 10-K. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

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

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal co ntrol over financial reporting for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2014. For this purpose, internal control over financial reporting refers to a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

By:	/s/ Charles R. Mollo
Charles R. Mollo, Chief Executive Officer

Dated: October 22, 2014

Signature	Title	Date

/s/ Charles R. Mollo	Chief Executive Officer and Chairman (Principal Executive Officer)	October 22, 2014
Charles R. Mollo

/s/ Joan Brubacher	President, Principal Financial Officer and Principal Accounting Officer	October 22, 2014
Joan Brubacher

/s/ Jerry Riopelle	Director	October 22, 2014
Jerry Riopelle

/s/ Jeff Doss	Director	October 22, 2014
Jeff Doss

/s/ Jeffrey R. Harris	Director	October 22, 2014
Jeffrey R. Harris