Form 10-Q
period 2014-09-30
BEAMZ INTERACTIVE INC
filed 2014-11-14
CIK 1423357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Shares issued and outstanding of the registrant’s $.001 par value common stock as of November 7, 2014;

55,093,416.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Balance Sheets as of September 30, 2014 (unaudited)	3
and June 30, 2014

Unaudited Condensed Statements of Operations	4
for the three months ended September 30, 2014 and 2013

Unaudited Condensed Statements of Cash Flows	5
for the three months ended September 30, 2014 and 2013

Notes to Unaudited Condensed Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition	15
and Results of Operations

Item 3: Quantitative and Qualitative Disclosures about Market Risk	23

Item 4: Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	23

Item 1A: Risk Factors	23

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3: Defaults upon Senior Securities	24

Item 4: Mine Safety Disclosures	24

Item 5: Other Information	24

Item 6: Exhibits	24

Signatures	25

PART I – FINANCIAL INFORMATION

BEAMZ INTERACTIVE, INC.
CONDENSED BALANCE SHEETS
September 30, 2014 and June 30, 2014

ASSETS
	September 30,	June 30,
	2014	2014
	(Unaudited)
Current Assets:
Cash and cash equivalents	$390,983	$37,054
Accounts receivable, net	24,469	35,506
Inventory, net	332,825	336,205
Prepaid expenses	54,719	57,939
Total Current Assets	802,996	466,704

Prepaid expenses - long term portion	5,000	7,000
Property and equipment, net	55,393	63,307
Deposits	10,370	10,370

Total Assets	$873,759	$547,381

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$355,062	$489,541
Accrued liabilities	642,311	497,916
Advances from related parties	424,865	509,865
Notes payable, net of discount	299,588	201,305
Notes payable - related parties, net of discount	2,772,635	2,788,289
Total Current Liabilities	4,494,461	4,486,916

Long-Term Liabilities
Notes payable, net of discount	51,546	51,314
Notes payable - related parties, net of discount	1,461,769	1,433,750

Total Liabilities	6,007,776	5,971,980

Commitments and Contingencies	-	-

Stockholders' Deficit:
Preferred Stock 10,000,000 shares authorized $.001 par value:
Series D Convertible Preferred; 1,300,000 authorized;
796,039 shares issued and outstanding	796	796
Common Stock, $.001 par value, 250,000,000 shares
authorized; 53,803,416 and 32,193,416 shares issued and
outstanding	53,803	32,193
Additional paid-in capital	19,391,917	18,349,385
Accumulated deficit	(24,580,533)	(23,806,973)

Total Stockholders' Deficit	(5,134,017)	(5,424,599)

Total Liabilities and Stockholders' Deficit	$873,759	$547,381

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,
	2014	2013

Sales, net	$100,512	$9,523

Cost of goods sold	54,247	16,588

Gross profit	46,265	(7,065)

Depreciation and amortization	7,914	7,913
Research and development expenses	73,228	317,438
Sales and marketing expenses	190,447	639,937
General and administrative expenses	316,154	1,011,373

Loss from Operations	(541,478)	(1,983,726)

Interest expense	(232,082)	(120,545)

Loss before provision for income taxes	(773,560)	(2,104,271)

Provision for income taxes	-	-

Net Loss	$(773,560)	$(2,104,271)

Loss per share
Basic and diluted loss per
common share	$(0.02)	$(0.09)
Weighted average common shares
outstanding - basic and diluted	49,018,797	24,690,160

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2014 and 2013
(Unaudited)

	2014	2013
	(Unaudited)	(Unaudited)
Reconciliation of Net Loss to Net Cash Used by Operating Activities
Net Loss	$(773,560)	$(2,104,271)

Cash flows from operating activities:
Depreciation and amortization	7,914	7,913
Equity issued for services and liabilities	101,642	1,386,000
Allowance for doubtful accounts	-	8,062
Amortization of debt discount	110,880	56,690
Payment of services by related parties	-	333,454

Changes in Operating Assets and Liabilities
Accounts receivable	11,037	(896)
Inventory	3,380	(269,831)
Prepaid expenses and other assets	5,220	(484,321)
Accounts payable	(134,479)	301,991
Accrued liabilities	144,395	119,497
Net cash used by operating activities	(523,571)	(645,712)

Cash flows from investing activities:
Purchase of equipment	-	(94,960)
Net cash used by investing activities	-	(94,960)

Cash flows from financing activities:
Related party advances	15,000	-
Proceeds from related party bridge loans and convertible debt	-	600,000
Proceeds from equity financing	862,500	-
Proceeds from exercise of warrants	-	600
Net cash provided by financing activities	877,500	600,600

Increase (decrease) in cash and cash equivalents	353,929	(140,072)

Cash and cash equivalents, beginning of period	37,054	152,124
Cash and cash equivalents, end of period	$390,983	$12,052

Non-cash investing and financing activities:
Related party payments of accounts payable	$-	$333,454
Warrants issued with bridge loans	$-	$170,972
Conversion of related party advances to equity	$100,000	$-
Equity issued for payment of services and liabilities	$101,642	$1,386,000

Cash paid for:
Income taxes	$-	$-
Interest	$-	$785

The Accompanying Notes are an Integral Part
of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies and Use of Estimates

Presentation of Interim Information

The condensed financial statements included herein have been prepared by Beamz Interactive, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of June 30, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2014, and the results of our operations and cash flows for the periods presented. The June 30, 2014 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results may be subject to seasonal variations and the results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies and make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. These financial statements include estimates and assumptions that are based on informed judgments and the experience of management. Significant estimates include, but are not limited to, classification of research and development costs incurred, collectability of accounts receivable, the allowance for obsolete inventory, the lives and methods of depreciation of property and equipment, and the valuation of stock issuances, stock-based compensation and warrants.  We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with the Company's Audit Committee. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our financial statements may differ materially based upon different estimates and assumptions.

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

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

The Company provides an allowance for doubtful accounts based upon an individual review of the accounts outstanding, as well as the prior history of bad debts.  Accounts are considered past due or delinquent based on contractual terms, recent payment activity, and our judgment of collectability. The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted.  As of September 30, 2014 and June 30, 2014, an allowance has been provided for potentially uncollectible accounts receivable and product returns in the amount of $9,274.  Bad debt expense for the three months ended September 30, 2014 and 2013 was $150 and $8,062, respectively.

Inventory, Net

Inventory consists primarily of finished products and materials and supplies.  Inventory is stated at the lower of cost or market.  Cost is determined by using the first-in, first-out method.  The Company periodically reviews its inventory and makes provisions for damaged or obsolete inventory.

The Company warrants its products generally for one year.  A provision for estimated future warranty costs, based on a review of historical and pending claims, is recorded in the period in which the revenue is recognized, which currently is de minimus.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

At September 30, 2014 and June 30, 2014 inventory is comprised of the following:

	September 30, 2014	June 30, 2014
	(Unaudited)

Finished goods	$244,479	$253,410
Components	88,346	82,795
	332,825	336,205
Less: allowance for obsolescence	-	-

Net inventory	$332,825	$336,205

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of approximately one to three years.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.  For the three months ended September 30, 2014 and 2013 depreciation expense was $7,914.

		September 30, 2014	June 30, 2014
		(Unaudited)

Computers and office equipment	3 years	$-	$-
Tooling	3 years	94,960	94,960
		94,960	94,960
Accumulated depreciation		(39,567)	(31,653)

		$55,393	$63,307

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $73,228 and $317,438 for the three months ended September 30, 2014 and 2013, respectively.

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company’s software has been available for general release to customers and, accordingly, no development costs have been capitalized.

Software development costs incurred and included in research and development expense noted above totaled $50,876 and $134,622 for the three months ended September 30, 2014 and 2013, respectively.

Concentration of Credit Risk

Management maintains the Company’s cash and cash equivalents in bank accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts, and Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents. The Company’s cash balance exceeds the federally insured limit at September 30, 2014 by $184,924 and did not exceed the limit as of June 30, 2014.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

During the three months ended September 30, 2014 the Company had four customers that represented approximately 64% of net sales.  The Company had approximately $11,900 in accounts receivable at September 30, 2014 from these customers.  During the three months ended September 30, 2013, the Company had two customers representing approximately 52% of net sales.  The Company had approximately $4,900 in accounts receivable at September 30, 2013 from these customers.

During the three months ended September 30, 2014 and 2013, the Company purchased substantially all of its inventory from one manufacturer and its inventory was held and processed at the same fulfillment center.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2014 that are of significance, or potential significance, to us.

Per Share Data

Net loss per share (EPS) of common stock is computed based upon the weighted-average number of common shares outstanding during the period. Net loss equates to loss available to common stockholders as there is no dividend accrued for preferred stock.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock.  The calculation of basic and diluted EPS were the same for the three months ended September 30, 2014 and 2013, as the Company had losses from operations during all periods and therefore the effect of all potential common stock equivalents is anti-dilutive (reduces loss per share).  Stock options and warrants representing 21,969,340 and 962,297 shares of Common Stock were outstanding at September 30, 2014 and 2013, respectively, with exercise prices ranging from $0.02 to $0.50 per share. Additionally, there were 796,039 and 811,038 shares of Series D preferred stock outstanding at September 30, 2014 and 2013, respectively, that were convertible into common stock on a 1 for 10 basis.  As of September 30, 2014 the Company had granted 1,144,750 restricted Common Stock shares that had not yet vested and were excluded from the EPS calculation.

For the three month period ended September 30, 2014, the 10% Convertible Secured Subordinated Debt were anti-dilutive and were convertible into 16,155,405 shares of Common Stock.

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

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Going Concern

The Company has incurred recurring losses from operations and has had negative cash flows from operations. As of the date of issuance of these financial statements, the Company does not have adequate cash and cash equivalents to continue operations for the next 12 months. In their report dated October 10, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements as of and for the year ended June 30, 2014 concerning the Company’s assumption that we will continue as a going concern.  In order to address this situation, management is pursuing a $6.5 million convertible secured debt financing and a $1.5 million equity financing. Through September 30, 2014, $1,025,000 has been raised on the equity financing and $4,808,509 has been funded as part of the debt financing. Management believes that it will be successful in completing these financing transactions and that as long as at least an additional $1 million is secured it will be able to execute its current sales, marketing, partner and development plans. However, should the Company be unsuccessful with these financing efforts, it will scale back operations and expects, but has no guarantee, that existing shareholders will continue to support the Company at such reduced levels. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Notes Payable

As of September 30, 2014 and June 30, 2014, notes payable, excluding related parties, consists of the following:

	September 30, 2014	June 30, 2014
	(Unaudited)
10% Convertible Secured Subordinated Debt due December 2014	$310,000	$210,000
10% Convertible Secured Subordinated Debt due December 2015	52,700	52,700

	362,700	262,700
Less: current portion	(310,000)	(210,000)
Notes payable - long-term portion	$52,700	$52,700

Notes payable are presented net of unamortized discounts as follows:

Notes payable - current portion	$310,000	$210,000
Less: unamortized discount	(10,412)	(8,695)
	$299,588	$201,305

Notes payable - long term portion	$52,700	$52,700
Less: unamortized discount	(1,154)	(1,386)
	$51,546	$51,314

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

During the years ended June 30, 2014 and 2013 the Company issued Convertible Secured Subordinated Debt (“2013 Convertible Debt”) to related parties (Note 3) and two unrelated parties.  The 2013 Convertible Debt provides for the issuance of warrants to purchase one share of common stock of the Company for each two dollars of principal investment that are exercisable at $.02 per share (Note 5).  A discount, related to the relative fair value of the warrants at the date of grant, was recorded and is being amortized to interest expense over the term of the loans under the effective interest method. The 2013 Convertible Debt provides that each noteholder can convert all of the principal balance and accrued, but unpaid, interest on such noteholders’ 2013 Convertible Debt into Common Stock at a price of $.40 per share.  The 2013 Convertible Debt also included a commitment by the Company’s Chief Executive Officer, along with other existing investors, to purchase at least $2.5 million of the $5 million offering by September 30, 2013, which had been fulfilled as of that date.  The debt is secured by all assets of the Company and is subordinated to all senior indebtedness.

On July 22, 2013 the Company amended its 2013 Convertible Debt Agreement to allow for $5 million in financing and to include that the debt can be converted to Common Stock the earlier of January 15, 2014 or when the Company amends their Certificate of Incorporation to authorize 60 million shares of stock.  In February 2014, the 2013 Convertible Debt Agreement was amended again to increase the offering from $5 million to $6.5 million and to allow for the issuance of warrants to purchase one share of common stock of the Company for each dollar of principal investment  that are exercisable at $0.02 per share.  The amendment also provides for the conversion of the principal balance and accrued, but unpaid, interest at a price of $0.20 per share for any debt incurred subsequent to the February 2014 amendment date.  The 2013 Convertible Debt Agreement was further amended in August 2014 to require written consent of investors owning a majority of the then outstanding principal amount of the notes for any assignments of the notes.

As of September 30, 2014 there was $4,808,509 in 2013 Convertible Debt issued and outstanding of the available $6.5 million authorized of which $4,445,809 are from related parties (Note 3).  The 2013 Convertible Debt matures through December 31, 2015.

Note 3 - Related Party Transactions

Notes payable to related parties consisted of the following at September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
	(Unaudited)

10% Convertible Secured Subordinated Debt due December 2014	$2,844,855	$2,944,855
10% Convertible Secured Subordinated Debt due December 2015	1,600,954	1,600,954

	4,445,809	4,545,809
Less: current portion	(2,844,855)	(2,944,855)
Notes payable - long-term portion	$1,600,954	$1,600,954

Notes payable are presented net of unamortized discounts as follows:

Notes payable - current portion	$2,844,855	$2,944,855
Less: unamortized discount	(72,220)	(156,566)
	$2,772,635	$2,788,289

Notes payable - long term portion	$1,600,954	$1,600,954
Less: unamortized discount	(139,185)	(167,204)
	$1,461,769	$1,433,750

At September 30, 2014 the Company has a payable to an entity controlled by the chief executive officer in the amount of $424,865 for Company expenses paid by the entity.  The payable is non-interest bearing, uncollateralized, and due on demand. During July 2014, $100,000 of the payable was converted to equity by the aforementioned entity.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

During the three months ended September 30, 2014 the Company received $275,000 in cash and converted $100,000 of a related party payable for issuance of 7,500,000 shares of Common Stock and 7,500,000 warrants to purchase Common Stock at $.05 per share, expiring in July 2017.

As of September 30, 2014 and June 30, 2014, the Company had $120,000 and $60,000, respectively, of accrued expenses due to the three officers for services.

Note 4 - Commitments

Pursuant to the July 2010 Bridge Loan Stock Purchase and Security Agreement (the “Loan”), each cash lender under the Loan Document, simultaneously with the consummation of a Sale Event shall be entitled to a fee in an amount equal to two hundred percent (200%) of the original principal amount loaned by such Lender to the Company, regardless of whether such Lender's Note is outstanding at that time, and such fee shall be paid to the Lenders in preference above any amounts owed by the Company to its other stockholders.  The aggregate amount of such preference payments equals $2,815,850 as of September 30, 2014, but has not been recorded in the accompanying financial statements.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has had limited operations and no pending litigation or potential claims. As a result of these items, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2014 and June 30, 2014.

Note 5 - Equity

Common Stock

As of September 30, 2014, the Company has 100,000,000 shares of stock authorized, 90,000,000 of which have been designated as common stock, $.001 par value. There were 53,803,416 shares of common stock issued and outstanding at September 30, 2014.  On October 21, 2014, our Board of Directors approved the adoption of our Fifth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), which, among other things, authorizes the increase in the total authorized capital stock of the Company from 110,000,000 to 260,000,000, and increases the number of authorized shares of our Common Stock from 100,000,000 to 250,000,000. (The number of shares of Preferred Stock authorized for issuance remains at 10,000,000.) On the Record Date, that amendment was approved by the written consents of the holders of approximately 59.35% of the issued and outstanding voting securities of the Company. No further action of our stockholders is required to approve the adoption of the Certificate of Incorporation.

During the three months ended September 30, 2014 the Company initiated an equity offering of $1,500,000 through a placement agent (the “Equity Offering”).  The Equity Offering provides for the sale of one share of Common Stock and one Common Stock Warrant, with a term of three years and an exercise price of $0.05.  The Company received proceeds $1,025,000 and issued 20,500,000 shares of Common Stock and 20,500,000 Common Stock Warrants pursuant to the Equity Offering and paid commissions of $62,500.

During the three months ended September 30, 2014, the Company issued 1,110,000 shares of common stock to various contractors for services and recognized $101,642 of equity compensation related to contractors for services provided.

Preferred Stock

As of September 30, 2014 the Company has 10,000,000 shares of preferred stock, $.001 par value, authorized of which 1,300,000 shares are designated as Series D Convertible Preferred Stock (“Series D”). There are 796,039 shares of Series D issued and outstanding at September 30, 2014.  Each Series D share is convertible into 10 shares of common stock and has a liquidation preference of $10 per share.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Warrants and Options

During the three months ended September 30, 2014 the Company issued 20,500,000 Common Stock Warrants pursuant to the Equity Offering.  The Warrants have a term of three years and an exercise price of $0.05 per common share.

2004 Incentive Compensation Plan

The Company has adopted the 2004 Incentive Compensation Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive and non-incentive stock options or shares.  The Company has reserved 750,000 shares of Common Stock for issuance underlying the grants under the Plan. As of September 30, 2014 options for the purchase of 23,325 shares of Common Stock are outstanding under the Plan. Options and warrants generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.  As of September 30, 2014 there are 7,175 shares of common stock available for issuance pursuant to grants under the Plan.

2009 Incentive Compensation Plan

In January 2009, the Company adopted the 2009 Incentive Compensation Plan (the "2009 Plan") that permits the issuance of options or shares to selected employees and directors of, and consultants to, the Company.  The Plan was amended in January 2012 to reserve 1,150,000 shares of Series C Convertible Preferred Stock for issuance underlying the grants of stock, stock options and warrants and to provide Common Stock awards rather than Series C Convertible Preferred shares.  The Company has issued 765,906 shares of Series C Convertible Preferred Stock pursuant to the Plan, all of which were converted to Common Stock as of June 30, 2011.  Options generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.  There are 384,094 shares available for grant as of September 30, 2014.

A summary of the options and warrants for the three months ended September 30, 2014 are presented in the table below:

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Aggregate Fair Value

Outstanding at June 30, 2014	$0.07	1,460,340	2.08	$454,923

Granted	0.05	20,509,000	2.79	410,090
Outstanding at September 30, 2014 (unaudited)	$0.05	21,969,340	2.73	$865,013

For purposes of determining the fair values of warrants issued during the three months ended September 30, 2014 using the Black-Scholes option pricing model, the Company used the following assumptions; expected volatility 40%, risk-free interest rate 1%, warrant life of 3 years, and expected dividend rate of 0%.

Included in the table above are 23,325 options outstanding at September 30, 2014 and June 30, 2014.  The options are subject to various vesting periods up to thirty-three months and all were fully vested as of March 2013.   The options expire on various dates between February, 2015 and October, 2018. Additionally, the options and warrants had an intrinsic value of $12,154 as of September 30, 2014.  Intrinsic value arises when the exercise price is lower than the market value, which was $0.03 per share at September 30, 2014.

The options outstanding at September 30, 2014 had no unrecognized compensation costs.

Note 6 – Subsequent Events

In October, 2014 the Company issued 1,290,000 shares of common stock for services.

13

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2014 and with the unaudited financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended June 30, 2014.

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

We have commercialized several products that use the Beamz interactive laser controller technology for music making and music-controller related products, including the Professional and Home Editions of our Beamz EHC product family.

The Professional Edition is designed for use by professionals in educational or therapeutic settings.  In schools, for example, the Beamz is being used to teach learning concepts, implement therapy protocols in special needs classrooms, or as a sensory solution for children with autism or other disabilities.  When used in a therapeutic setting or in a senior home or living facility, the Beamz Professional Edition can be used to motivate children, adults and seniors to achieve their therapeutic goals through the use of music.  In addition, in September 2014 we began offering the Beamz Therapy Guide, a 90-page manual that includes fifteen therapeutic protocols for use with the Beamz, each paired with specific Beamz music and including patient evaluation forms for use by primarily recreation therapists.  During November 2014 we expect to begin shipment of the Beamz Music Therapy Protocols for use by Music Therapists, the Beamz Life Skills Classroom Lesson Plans for use in special needs classrooms, and the Beamz Professional Sample Activities Guide which includes samples from the more comprehensive guides and will be included with the purchase of each Beamz Professional Edition.  Each of these content offerings have been developed in collaboration with experts in the various classroom and therapeutic fields and we expect to continue to expand such materials in the upcoming months.  We also now offer adapter plates that allow the user to attach the Beamz to a desk, wheelchair, or other platform and wireless, large button switches that can be paired with the Beamz hardware and allow users who are unable to readily break the laser beams to play the sounds by simply pushing a switch to generate the same result. When paired with the appropriate content and these additional accessories when needed, the Beamz Professional becomes a compelling solution for education and therapeutic professionals alike.

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

Future Products

In August 2014 we introduced our Android tablet and mobile phone applications and are planning to introduce an update to these applications in 2015 that will allow them to also be used with the Beamz hardware products, similar to the iOS products we currently offer.  Also in 2015 we expect to introduce compatibility with Windows 8 tablet devices.  In September 2014 we introduced our new early learning iOS and Android applications, which include interactive music and video content.  We also expect to continue to develop ongoing releases of lesson plans, therapeutic protocols and music content for use both with the Beamz hardware products and applications.  In the future, we expect to also address new market opportunities such as the toy or gaming markets.

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

Sales Staff Efforts.  In addition to our direct sales strategy in select education markets, we have entered into agreements with more than twenty select educational product resellers worldwide and intend to continue to build our reseller network as awareness in the education market grows.  We are in the process of building a similar reseller network in the therapy and senior living market and are pursuing a direct sales effort to large corporate providers of senior living facilities.  We currently have two international sales resources based in the United Kingdom and three United States sales resources – one who is dedicated to educational market sales and two in the therapy and senior living markets.  We intend to add additional sales resources in the educational arena in the next few months and will add others in appropriate markets as funding permits.

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

Research and Development

We believe continued innovation through research and development is critical to our future success. Through September 30, 2014, our research and development was conducted by a number of outside hardware and software contractors that are under contract with us to develop new products that can be integrated with our current product lines. We spent $907,055 on research and development in fiscal 2014 and $880,379 in fiscal 2013.  We believe that our current research and development effort is sufficient for our current needs and, as a result, our spending on research and development in the three months ended September 30, 2014 was only $73,228 compared to $317,438 during the same period in 2013; however, we may increase our research and development expenditures depending on the progress of our ongoing efforts, closure of additional customers, strategic relationships, and the availability of funding.

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

We have agreements with a number of music labels and/or licensing agencies—Universal Music Enterprises, Walt Disney Records, Blind Pig Records, Sony Records, Harry Fox Agency, Inc., Rhino Entertainment, Warner Music Inc., and others—whereby we license the right to use a broad range of songs and videos for use on the Beamz. We believe this adds an exciting multi-media video dimension, enabling the user to display the music video on a television or large monitor while playing the Beamz along with the song. We currently offer a library of over 300 interactive songs for sale on our web site, which we intend to continue to grow via both internal development and third-party artist relationships. These agreements fall into three primary categories:

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

Competition

While there are no direct competitors for the Beamz Products and technology, there are several indirect competitors in both the education and health care market and the consumer market.  In education and health care, there are various options that may be chosen by an educator or therapist for accomplishing their particular goals with their students, patients or seniors.  While some of those products may include a musical aspect, none provide the music-making enjoyment or stimulation in the same manner as the Beamz Products.  There are indirect competitors in the consumer market as well, who make products consumers may compare to the Beamz music-making experience. These include traditional musical instruments, electronic keyboards/digital pianos and music games using pre-programmed music (e.g. Guitar Hero, Rock Band, and DJ Hero) on PCs, consoles and mobile devices.

Although some of the products offered in Beamz’ markets include pre-programmed instrument notes and chords from hundreds of different instruments plus options to play into pre-programmed rhythm tracks, they are not setup to allow for immediate recreational or therapeutic music making.  In contrast, Beamz songs are setup to be harmonious regardless of how they are played and the music samples assigned to a laser beam offer more complexity, often with several notes, chords and/or series of music samples controlled by touching one of the laser beams.

Employees

As of the date of this filing, we had three full-time employees and one part-time employee. All other management and business operations services are provided on a consulting contract basis.  We have consulting contracts with nine key individuals or firms that provide sales, engineering, software development, song and content production, operations, accounting, and marketing services. All such contracts may be terminated with sixty days’ notice.  Upon completion of our current private offering, we anticipate converting some of these contractors to employee status.

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

Going Concern.  The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.  As discussed below, certain conditions currently exist which raise substantial doubt upon the validity of this assumption.  In their report dated October 10, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements as of and for the year ended June 30, 2014 concerning the Company’s assumption that we will continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The accompanying financial statements as of and for the three months ended September 30, 2014, have been prepared assuming that the Company will continue as a going concern. As of September 30, 2014, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations.  Ultimately, we hope to achieve viable profitable operations when markets can be developed for our products and sales of our products increase sufficiently to support our costs. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Collectability of Accounts Receivable.  Accounts receivable consist primarily of amounts due from customers from sales of products and is recorded net of an allowance for doubtful accounts and product returns. The allowance for uncollectible accounts and product returns totaled $9,274 as of September 30, 2014 and June 30, 2014. In order to record our accounts receivable at their net realizable value, we assess their collectability. A considerable amount of judgment is required in order to make this assessment, based on a detailed analysis of the aging of our receivables, the credit worthiness of our customers and our historical bad debts, product returns and other adjustments. If economic, industry or specific customer business trends worsen beyond earlier estimates, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

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

Share-based compensation. We account for compensation for all arrangements under which directors, consultants, and others receive shares of stock or equity instruments (including options and warrants) in accordance with FASB ASC Topic 718 “ Compensation – Stock Compensation”, or ASC Topic 505-50 “ Equity Based Payments to Non-Employees ”.   Certain of our directors and consultants have been granted long-term incentive awards, primarily restricted Common Stock, which provides them with equity interests as an incentive to remain in our service and align the recipients' interests with those of our equity holders. We estimate the fair value of restricted stock at the date of grant when awards are granted in accordance with ASC Topic 718 and the vesting date when awards are granted under ASC Topic 505-50.  Share-based compensation expense is recognize in sales and marketing expenses and general and administrative expenses ratably over the vesting period at the greater of the amount amortized on a straight-line basis or the amount vested. Historically, we have valued the restricted Common Stock based on the per-share closing price as quoted on the OTCQB market.

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

Results of Operations and Financial Condition

For the three months ended September 30, 2014 compared with the three months ended September 30, 2013:

Revenues.  The Company generated revenues for the three months ended September 30, 2014 of $100,512, as compared to revenues of $9,523 for the three months ended September 30, 2013, or a $90,989 increase in revenues. The increase is primarily due to additional efforts in the healthcare and education markets which took place during the first quarter of fiscal year 2015.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2014 was $54,247, as compared to cost of sales of $16,588 for the three months ended September 30, 2013, for an increase in cost of sales of $37,659. This is primarily due to increases in warehousing and fulfillment costs for the three months ended September 30, 2014 compared to the same period in 2013 due to the increase in sales.  The gross margin for the three months ended September 30, 2014 was 46% as compared to gross margin of approximately (74%) for the three months ended September 30, 2013.   The increase in the gross margin is primarily due to the increase in direct product gross margin for the three months ended September 30, 2014 compared to the same period in 2013 resulting from an increase in sales, offset in part by the corresponding increase in warehousing and fulfillment costs.

Research and Development (“R&D”). R&D expenses for the three months ended September 30, 2014 were $73,228, as compared to R&D expenses of $317,438 for the three months ended September 30, 2013, or a 77% decrease.  The decrease is due to the cost associated with our next-generation product development including iOS (iPhone and iPad) and MAC software applications during the three months ended September 30, 2013, which were completed prior to July 1, 2014. In addition, the three month periods ending September 30, 2014 and 2013 included approximately $800 and $114,600, respectively, of non-cash expenses associated with stock grants to various development consultants.

General and Administrative Expenses (“G&A”). G&A expenses for the three months ended September 30, 2014 were $316,154 as compared to G&A expenses of $1,011,373 for the three months ended September 30, 2013, or a 69% decrease in G&A expenses.  The decrease is due to increased costs incurred in the three months ended September 30, 2013 related to raising capital in addition to services provided by various consultants for strategic planning and financial consulting.  The September 2013 costs also includes fees for a signing bonus for the President and Chief Financial Officer which are included in non-cash G&A expenses of approximately $637,800 for the three months ending September 30, 2013. For the three months ended September 30, 2014 G&A included non-cash expenses of approximately $125,100.

Sales & Marketing Expenses.  Sales and Marketing expenses for the three months ended September 30, 2014 were $190,447, as compared to sales and marketing expenses of $639,937 for the three months ended September 30, 2013, or a decrease of 70%.  The decrease is due primarily to the reduction in commercial and video production costs, and included approximately $30,300 in non-cash expenses during the three months ended September 30, 2014. Sales and Marketing expenses for the three months ended September 30, 2013 included approximately $146,900 in non-cash expenses.

Interest Expense.   Interest expense was $232,082 for the three months ended September 30, 2014, as compared to $120,545 for the three months ended September 30, 2013, or an increase of $111,537. The increase is due to additional convertible debt outstanding during the three months ended September 30, 2014.   Interest expense for the three months ended September 30, 2014 and 2013 includes non-cash amortization of debt discounts of approximately $111,000 and $57,000, respectively.

Net Loss. We had a net loss for the three months ended September 30, 2014 of $773,560, as compared with a net loss of $2,104,271 for the three months ended September 30, 2013, or a decrease in net loss of $1,330,711. The decrease in net loss for the three months ended September 30, 2014 is due primarily to the decreases in research and development costs associated with the next-generation product due to the launch in September 2013, decreases in general and administrative costs related to strategic planning and financial consulting services which were not continued in the three months ended September 30, 2014, decreases in sales and marketing costs due to decreased commercial and video production costs due to the change in the Company’s go-to-market strategy, offset by increased interest costs related to the additional convertible debt secured subsequent to September 30, 2013.  For the three months ended September 30, 2014 and September 30, 2013, approximately $267,200 and $899,000, respectively, of the loss was non-cash.

All material changes in financial condition and results of operations for the three months ended September 30, 2014 compared with the three months ended September 30, 2013 are identified in the above analysis for the periods ended September 30, 2014 and 2013.

Liquidity and Capital Resources

Our principal liquidity from inception (2001) to September 30, 2014, came from the sale of equity interests and debt financing. We issued 53,803,416 common shares related to the issuance of Common Stock and the conversion of all shares of Series A, A-1, B, and C Convertible Preferred into Common Stock and also includes the conversion of 31,901 shares of Series D Convertible Preferred Stock. We have issued $6,730,208 of notes payable with interest rates between 8% and 10%, which were subsequently converted to Series D Convertible Preferred Stock in June 2012. Through September 30, 2013, the Company received $1,981,045 from the bridge loan financing, of which $1,530,420 was received from related parties.   Through September 30, 2014, the Company received $4,808,509 from the Convertible Secured Subordinated Debt, of which $4,445,809 was received from related parties.  As of September 30, 2014, total paid-in capital was $19,446,516.  During the three months ended September 30, 2014, we used $523,571 to fund operations that were funded primarily by funds received in private equity offering.

As discussed above, we anticipated incurring additional expenditures during fiscal 2014 and 2015 to pursue our planned business operations, including additional sales and marketing expenditures as well as possible increases in expenditures for research and development of products and technology.  Our ability to continue to execute on these plans is dependent on our ability to generate additional investment proceeds and/or cash flow from sales and operations.  In the event that we are unable to raise the necessary funds, we will have to modify our current business plans and may not be able to attract the customers necessary to generate positive income from operations in such case; the business plan would have to be modified to address the funding issues.

The past operating expenses and cash needs are not indicative of our current planned operations, as we have completed our development stage and the Company has now entered a sales, marketing, and operating business phase.  Our plan may require substantially more cash to operate depending upon how quickly new product sales and new distribution channels can be established.  However, if funding is not secured and sales do not generate sufficient cash flow, we will be scaled back proportionately. At this time, we are dependent on outside funding to support our operations and anticipate we will need outside funding for at least the next twelve to twenty four months to support our business model.  If we are unable to obtain continued outside funding, our operations would be severely impacted and it may not be possible to remain in business.  Given current operations, traditional debt financing is not likely and we will have to continue to rely on equity or debt investments from outside non-banking sources.  To date we have not had income from operations and our revenues have not been significant enough to be impacted by inflation.

As described in further detail in Note 5 to the Financial Statements above, we are currently conducting a convertible debt financing which is meant to address our present liquidity concerns in addition to a private offering of our common stock.  During July and August 2014 the Company has received proceeds of $1,025,000 under a $1.5 million private placement and has paid a commission related to same of $62,500.  Included in the proceeds is $375,000 from entities controlled by an officer of the Company.

However, the present circumstances and our dependence on additional financing, raise substantial doubt about the Company's ability to continue as a going concern. In their report attached to our financial statements for the fiscal year ended June 30, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph concerning the Company’s assumption that we will continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting during the first quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended September 30, 2014.  (other than issuances previously disclosed in the Company's Annual Report on Form 10-K for the twelve month ended June30, 2014).

The Company issued a total of 1,110,000 shares of common stock and 9,000 warrants to various contractors for services that were valued at approximately $80,800.

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

Item 3. Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as part of this Report:

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2014 Date: November 14, 2014	BEAMZ INTERACTIVE, INC. By /s/ Charles R. Mollo Charles R. Mollo Chief Executive Officer By /s/Joan W. Brubacher Joan W Brubacher President/CFO