Form 10-Q
period 2014-12-31
BEAMZ INTERACTIVE INC
filed 2015-02-20
CIK 1423357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2014

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

Shares issued and outstanding of the registrant’s $.001 par value common stock as of February 10, 2015: 67,503,508.

PART I – FINANCIAL INFORMATION

BEAMZ INTERACTIVE, INC.
CONDENSED BALANCE SHEETS
December 31, 2014 and June 30, 2014

	December 31,	June 30,
	2014	2014
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$83,133	$37,054
Accounts receivable, net	22,675	35,506
Inventory, net	328,395	336,205
Prepaid expenses	40,557	57,939
Total Current Assets	474,760	466,704

Prepaid expenses - long term portion	3,000	7,000
Property and equipment, net	48,794	63,307
	10,370	10,370

Total Assets	$536,924	$547,381

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$278,045	$489,541
Accrued liabilities	827,958	497,916
Advances from related parties	100,000	509,865
Notes payable, net of discount	361,778	201,305
Notes payable - related parties, net of discount	4,334,644	2,788,289
Total Current Liabilities	5,902,425	4,486,916

Long-Term Liabilities
Notes payable, net of discount	-	51,314
Notes payable - related parties, net of discount	-	1,433,750

Total Liabilities	5,902,425	5,971,980

Commitments and Contingencies	-	-

Stockholders' Deficit:
Preferred Stock 10,000,000 shares authorized $.001 par value:
Series D Convertible Preferred; 1,300,000 authorized;
796,039 shares issued and outstanding	796	796
Common Stock, $.001 par value, 250,000,000 shares
authorized; 67,303,508 and 32,193,416 shares issued and outstanding	67,304	32,193
Additional paid-in capital	20,003,444	18,349,385
Accumulated deficit	(25,437,045)	(23,806,973)

Total Stockholders' Deficit	(5,365,501)	(5,424,599)

Total Liabilities and Stockholders' Deficit	$536,924	$547,381

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Sales, net	$87,469	$168,885	$187,981	$178,408

Cost of goods sold	45,348	94,352	99,595	110,940

Gross profit	42,121	74,533	88,386	67,468

Depreciation and amortization	8,033	7,914	15,946	15,827
Research and development expenses	70,272	253,608	143,501	571,046
Sales and marketing expenses	286,747	646,953	477,194	1,286,890
General and administrative expenses	301,497	680,264	617,652	1,691,637

Loss from Operations	(624,428)	(1,514,206)	(1,165,907)	(3,497,932)

Other Expense
Interest expense	(182,683)	(157,741)	(414,764)	(278,286)
Loss on extinguishment of debt	(49,401)	-	(49,401)	-

Net Loss	$(856,512)	$(1,671,947)	$(1,630,072)	$(3,776,218)

Loss per share

Basic and diluted loss per common share	$(0.01)	$(0.07)	$(0.03)	$(0.15)
Weighted average common shares outstanding - basic and diluted	58,761,335	25,179,865	55,890,066	24,935,012

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2014 and 2013
(Unaudited)

	2014	2013
	(Unaudited)	(Unaudited)
Reconciliation of Net Loss to Net Cash Used by Operating Activities
Net Loss	$(1,630,072)	$(3,776,218)

Cash flows from operating activities:
Depreciation and amortization	15,946	15,827
Equity issued for services and liabilities	301,805	1,595,500
Debt issued for services	-	50,000
Allowance for doubtful accounts	-	30,832
Amortization of debt discount	172,362	135,647
Loss on extinguishment of debt	49,401	-
Payment of services by related parties	-	899,655

Changes in Operating Assets and Liabilities
Accounts receivable	12,831	(60,340)
Inventory	7,810	(331,558)
Prepaid expenses and other assets	21,382	(160,937)
Deposits	-	(874)
Accounts payable	(211,495)	237,248
Accrued liabilities	330,042	235,026
Net cash used by operating activities	(929,988)	(1,130,192)

Cash flows from investing activities:
Purchase of equipment	(1,433)	(94,960)
Net cash used by investing activities	(1,433)	(94,960)

Cash flows from financing activities:
Related party advances	115,000	274,980
Proceeds from related party bridge loans and convertible debt	-	910,000
Proceeds from equity financing	862,500	-
Proceeds from exercise of warrants	-	600
Net cash provided by financing activities	977,500	1,185,580

Increase (decrease) in cash and cash equivalents	46,079	(39,572)

Cash and cash equivalents, beginning of period	37,054	152,124
Cash and cash equivalents, end of period	$83,133	$112,552

Non-cash investing and financing activities:
Related party payments of accounts payable	$-	$899,655
Warrants issued with bridge loans	$-	$223,203
Conversion of related party advances to equity	$524,865	$-
Issuance of debt for payment of services		$50,000
Equity issued for payment of services and liabilities	$301,805	$1,595,500

Cash paid for:
Income taxes	$-	$-
Interest	$-	$3,385

The Accompanying Notes are an Integral Part of the Condensed Financial Statements

BEAMZ INTERACTIVE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies and Use of Estimates

Presentation of Interim Information

The condensed financial statements included herein have been prepared by Beamz Interactive, Inc. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of June 30, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at December 31, 2014, and the results of our operations and cash flows for the periods presented. The June 30, 2014 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results may be subject to seasonal variations and the results of operations for the six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

The Company provides an allowance for doubtful accounts based upon an individual review of the accounts outstanding, as well as the prior history of bad debts.  Accounts are considered past due or delinquent based on contractual terms, recent payment activity, and our judgment of collectability. The Company charges off uncollectible receivables when all reasonable collection efforts have been exhausted.  As of December 31, 2014 and June 30, 2014, an allowance has been provided for potentially uncollectible accounts receivable and product returns in the amount of $9,274.  Bad debt expense for the six months ended December 31, 2014 and 2013 was $150 and $26,392, respectively.

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

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

At December 31, 2014 and June 30, 2014 inventory is comprised of the following:

	December 31, 2014	June 30, 2014
	(Unaudited)

Finished goods	$250,220	$253,410
Components	78,175	82,795
	328,395	336,205
Less: allowance for obsolescence	-	-

Net inventory	$328,395	$336,205

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of approximately one to three years.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.  For the three and six months ended December 31, 2014 and 2013 depreciation expense was $8,033 and $7,914, and $15,946 and $15,827, respectively.

		December 31, 2014	June 30, 2014
		(Unaudited)

Computers and office equipment	3 years	$1,433	$-
Tooling	3 years	94,960	94,960
		96,393	94,960
Accumulated depreciation		(47,599)	(31,653)

		$48,794	$63,307

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures for the three and six months ended December 31, 2014 amounted to $70,272 and $253,608 and $143,501 and $571,046, , respectively.

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company’s software has been available for general release to customers and, accordingly, no development costs have been capitalized.

Software development costs incurred and included in research and development expense noted above totaled $96,376 and $272,239 for the six months ended December 31, 2014 and 2013, respectively.

Concentration of Credit Risk

Management maintains the Company’s cash and cash equivalents in bank accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts, and Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents. The Company’s cash balance did not exceed the limit as of December 31, 2014 and June 30, 2014.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

During the six months ended December 31, 2014 the Company had four customers that represented approximately 65% of net sales.  The Company had approximately $13,600 in accounts receivable at December 31, 2014 from these customers.  During the six months ended December 31, 2013, the Company had three customers representing approximately 68% of net sales.  The Company had approximately $49,300 in accounts receivable at December 31, 2013 from these customers.

During the three months ended December 31, 2014 and 2013, the Company purchased substantially all of its inventory from one manufacturer and its inventory was held and processed at the same fulfillment center.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 31, 2014 that are of significance, or potential significance, to us.

Per Share Data

Net loss per share (EPS) of common stock is computed based upon the weighted-average number of common shares outstanding during the period. Net loss equates to loss available to common stockholders as there is no dividend accrued for preferred stock.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock.  The calculation of basic and diluted EPS were the same for the six months ended December 31, 2014 and 2013, as the Company had losses from operations during all periods and therefore the effect of all potential common stock equivalents is anti-dilutive (reduces loss per share).  Stock options and warrants representing 32,742,140 and 1,142,297 shares of Common Stock in the aggregate were outstanding at December 31, 2014 and 2013, respectively, with exercise prices ranging from $0.02 to $0.50 per share. Additionally, there were 796,039 and 798,722 shares of Series D preferred stock outstanding at December 31, 2014 and 2013, respectively, that were convertible into common stock on a 10 for 1 basis.  As of December 31, 2014 the Company had granted 907,625 restricted Common Stock shares that had not yet vested and were excluded from the EPS calculation.

At December 31, 2014, the 10% Convertible Secured Subordinated Debt was convertible into 39,816,819 shares of Common Stock and is anti-dilutive (reduces loss per share) and were therefore excluded from the EPS calculation.

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

Going Concern

The Company has incurred recurring losses from operations and has had negative cash flows from operations. As of the date of issuance of these financial statements, the Company does not have adequate cash and cash equivalents to continue operations for the next 12 months. In their report dated October 10, 2014, our independent registered public accounting firm included an emphasis-of-matter paragraph with respect to our financial statements as of and for the year ended June 30, 2014 concerning the Company’s assumption that we will continue as a going concern.  In order to address this situation, management is pursuing a $6.5 million convertible secured debt financing and a $1.5 million equity financing. Through December 31, 2014, $1,561,390 has been raised on the equity financing and $4,808,509 has been funded as part of the debt financing. Management believes that it will be successful in completing these financing transactions and that as long as at least an additional $1 million is secured it will be able to execute its current sales, marketing, partner and development plans. However, should the Company be unsuccessful with these financing efforts, it will scale back operations and expects, but has no guarantee, that existing shareholders will continue to support the Company at such reduced levels. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Notes Payable

As of December 31, 2014 and June 30, 2014, notes payable, excluding related parties, consists of the following:

	December 31, 2014	June 30, 2014
	(Unaudited)
10% Convertible Secured Subordinated Debt due December 2014	$-	$210,000
10% Convertible Secured Subordinated Debt due December 2015	362,700	52,700
	362,700	262,700
Less: current portion	(362,700)	(210,000)
Notes payable - long-term portion	$-	$52,700

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Notes payable are presented net of unamortized discounts as follows:

	December 31, 2014	June 30, 2014
	(Unaudited)

Notes payable - current portion	$362,700	$210,000
Less: unamortized discount	(922)	(8,695)
	$361,778	$201,305

Notes payable - long term portion	$-	$52,700
Less: unamortized discount	-	(1,386)
	$-	$51,314

During the years ended June 30, 2014 and 2013 the Company issued Convertible Secured Subordinated Debt (“2013 Convertible Debt”) to related parties (Note 3) and two unrelated parties.  The 2013 Convertible Debt provides for the issuance of warrants to purchase one share of common stock of the Company for each two dollars of principal investment that are exercisable at $.02 per share (Note 5).  A discount, related to the relative fair value of the warrants at the date of grant, was recorded and is being amortized to interest expense over the term of the loans under the effective interest method. The 2013 Convertible Debt provided that each noteholder can convert all of the principal balance and accrued, but unpaid, interest on such noteholders’ 2013 Convertible Debt into Common Stock at a price of $.40 per share.  The 2013 Convertible Debt also included a commitment by the Company’s Chief Executive Officer, along with other existing investors, to purchase at least $2.5 million of the $5 million offering by December 31, 2013, which had been fulfilled as of that date.  The debt is secured by all assets of the Company and is subordinated to all senior indebtedness.

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

During November 2014 the Company amended the 2013 Convertible Debt Agreement to extend the maturity date to December 31, 2015 on any debt issued prior to February 21, 2014 and to reduce the conversion price from $.40 to $.10.  A loss on extinguishment of debt in the amount of $49,401 was recorded related to this amendment.

As of December 31, 2014 there was $4,808,509 in 2013 Convertible Debt issued and outstanding of the available $6.5 million authorized of which $4,445,809 are from related parties (Note 3).  The 2013 Convertible Debt matures December 31, 2015.

Note 3 - Related Party Transactions

Notes payable to related parties consisted of the following at December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
	(Unaudited)

10% Convertible Secured Subordinated Debt due December 2014	$-	$2,944,855
10% Convertible Secured Subordinated Debt due December 2015	4,445,809	1,600,954

	4,445,809	4,545,809
Less: current portion	(4,445,809)	(2,944,855)
Notes payable - long-term portion	$-	$1,600,954

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Notes payable are presented net of unamortized discounts as follows:

	December 31, 2014	June 30, 2014
	(Unaudited)

Notes payable - current portion	$4,445,809	$2,944,855
Less: unamortized discount	(111,165)	(156,566)
	$4,334,644	$2,788,289

Notes payable - long term portion	$-	$1,600,954
Less: unamortized discount	-	(167,204)
	$-	$1,433,750

At December 31, 2014 the Company has a payable to an entity controlled by its chief executive officer in the amount of $100,000 for Company expenses paid by the entity.  The payable is non-interest bearing, uncollateralized, and due on demand. During the six months ended December 31, 2014 the Company received $275,000 in cash and converted $524,865 of a related party payable for issuance of 15,997,300 shares of Common Stock and 15,997,300 warrants to purchase Common Stock at $.05 per share, expiring through November 2017.

As of December 31, 2014 and June 30, 2014, the Company had $120,000 and $60,000, respectively, of accrued expenses due to an officer for services.

Note 4 - Commitments

Pursuant to the July 2010 Bridge Loan Stock Purchase and Security Agreement (the “Loan”), each cash lender under the Loan Document, simultaneously with the consummation of a Sale Event shall be entitled to a fee in an amount equal to two hundred percent (200%) of the original principal amount loaned by such Lender to the Company, regardless of whether such Lender's Note is outstanding at that time, and such fee shall be paid to the Lenders in preference above any amounts owed by the Company to its other stockholders.  The aggregate amount of such preference payments equals $2,815,850 as of December 31, 2014, but has not been recorded in the accompanying financial statements.

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has had limited operations and no pending litigation or potential claims. As a result of these items, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2014 and June 30, 2014.

Note 5 - Equity

Common Stock

As of December 31, 2014, the Company has 260,000,000 shares of stock authorized, 250,000,000 of which have been designated as common stock, $.001 par value. There were 67,303,508 shares of common stock issued and outstanding at December 31, 2014.

During the six months ended December 31, 2014 the Company initiated an equity offering of $1,500,000 through a placement agent (the “Equity Offering”).  In November 2014, the Company’s Board of Directors approved an increase to the offering from $1,500,000 to $2,000,000.  The Equity Offering is at a purchase price of $0.05 per share and provides for the sale of one share of Common Stock and one Common Stock Warrant.  The warrant has a term of three years and an exercise price of $0.05 per share.  The Company received proceeds of $1,025,000 and issued 20,500,000 shares of Common Stock and 20,500,000 Common Stock Warrants pursuant to the Equity Offering and paid commissions of $62,500.  In addition, the Company issued 10,727,800 shares of Common Stock and 10,727,800 Common Stock Warrants pursuant to the Equity Offering for the conversion of $111,525 of accounts payable and $424,865 of related party advances.

BEAMZ INTERACTIVE, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

During the six months ended December 31, 2014, the Company issued 3,882,294 shares of common stock to various contractors for services and recognized $162,313 of equity compensation related to contractors for services provided.

Preferred Stock

As of December 31, 2014 the Company has 10,000,000 shares of preferred stock, $.001 par value, authorized of which 1,300,000 shares are designated as Series D Convertible Preferred Stock (“Series D”). There are 796,039 shares of Series D issued and outstanding at December 31, 2014.  Each Series D share is convertible into 10 shares of common stock and has a liquidation preference of $10 per share.

Warrants and Options

During the six months ended December 31, 2014 the Company issued 31,281,800 Common Stock Warrants pursuant to the Convertible Debt and Equity Offering.  The Warrants have a term of three years and a exercise price of $0.05 (Equity Offering) or to $0.20 (Convertible Debt Offering) per common share.

2004 Incentive Compensation Plan

The Company has adopted the 2004 Incentive Compensation Plan (the “2004 Plan”).  The 2004 Plan provides for the issuance of incentive and non-incentive stock options or shares.  The Company has reserved 750,000 shares of Common Stock for issuance underlying the grants under the Plan. As of December 31, 2014 options for the purchase of 23,325 shares of Common Stock are outstanding under the Plan. Options and warrants generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.  As of December 31, 2014 there are 7,175 shares of common stock available for issuance pursuant to grants under the Plan.

2009 Incentive Compensation Plan

In January 2009, the Company adopted the 2009 Incentive Compensation Plan (the "2009 Plan") that permits the issuance of options or shares to selected employees and directors of, and consultants to, the Company.  The Plan was amended in January 2012 to reserve 1,150,000 shares of Series C Convertible Preferred Stock for issuance underlying the grants of stock, stock options and warrants and to provide Common Stock awards rather than Series C Convertible Preferred shares.  The Company has issued 765,906 shares of Series C Convertible Preferred Stock pursuant to the Plan, all of which were converted to Common Stock as of June 30, 2011.  Options generally become exercisable over vesting periods of up to four years and expire ten years from the date of grant.  There are 384,094 shares available for grant as of December 31, 2014.

Warrants and Options Summary

A summary of the options and warrants for the six months ended December 31, 2014 are presented in the table below:

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Aggregate Fair Value

Outstanding at June 30, 2014	$0.07	1,460,340	2.08	$454,923

Granted	0.05	31,281,800	2.67	410,000
Outstanding at December 31, 2014 (unaudited)	$0.05	32,742,140	2.62	$864,923

For purposes of determining the fair values of warrants issued during the three months ended December 31, 2014 using the Black-Scholes option pricing model, the Company used the following assumptions; expected volatility 43%, risk-free interest rate 1%, warrant life of 3 years, and expected dividend rate of 0%.

Included in the table above are 23,325 options outstanding at December 31, 2014 and June 30, 2014.  The options are subject to various vesting periods up to thirty-three months and all were fully vested as of March 2013.   The options expire on various dates between February, 2015 and October, 2018. Additionally, the options and warrants had an intrinsic value of $11,602 as of December 31, 2014.  Intrinsic value arises when the exercise price is lower than the market value, which was $0.03 per share at December 31, 2014.

The options outstanding at December 31, 2014 had no unrecognized compensation costs.

Note 6 – Subsequent Events

Subsequent to December 31, 2014 the Company issued 200,000 shares of common stock pursuant to various contractual agreements.

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

Products

We have developed an interactive music and laser controller technology that can be implemented in a wide variety of music, game, education, therapy, senior care, lighting and consumer applications. Our professional and consumer products (“Beamz Education and Healthcare”, or “Beamz EHC”, and “Beamz by Flo” product families and collectively the “Beamz” or “Beamz Products”) can bring music to everyone in a manner that has previously not been possible. By connecting the Beamz to a PC or Mac computer, iPad, or iPhone, depending upon the model, and installing the associated software, the user can “play” a wide range of digitized musical instruments by simply interrupting one or more laser beams with their hands, or by playing the touch screen on their mobile device. This allows them to create great music in conjunction with a background rhythm track of original, popular, and children’s songs across numerous music genres (e.g., jazz, blues, hip hop, rock, classical or Latin).  In each song, the user can select up to twelve different instruments, music clips and sound effects that are harmoniously paired with a background rhythm track, resulting in hundreds of instruments to choose from across all songs in the Beamz music library.  These are often actual recordings of artists playing such instruments, and thus sound just like a high quality digital recording of the instrument. By following the diagram on the screen of the attached device, the user is able to identify which laser beam controls the various instruments.  Beamz songs are harmonious regardless of how they are played and the music samples assigned to a laser beam offer additional complexity, often with several notes, chords and/or series of music samples controlled by touching one of the laser beams.  Because the music is harmonious, no matter which laser beam is interrupted, no previous musical background or training is required to play and enjoy music with the Beamz.

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

The Professional Edition is designed for use by professionals in educational or therapeutic settings.  In schools, for example, the Beamz is being used to teach learning concepts, implement therapy protocols in special needs classrooms, or as a sensory solution for children with autism or other disabilities.  When used in a therapeutic setting or in a senior home or living facility, the Beamz Professional Edition can be used to motivate children, adults and seniors to achieve their therapeutic goals through the use of music.  In addition, in September 2014 we began offering the Beamz Therapy Guide, a 90-page manual that includes fifteen therapeutic protocols for use with the Beamz, each paired with specific Beamz music and including patient evaluation forms for use by primarily recreation therapists.  Our Beamz Music Therapy Protocols for use by Music Therapists began shipping in November 2014 and the Beamz Life Skills Classroom Lesson Plans for use in special needs classrooms are expected to begin shipping by the end of February 2015.  We currently include a downloadable copy of the Beamz Professional Sample Activities Guide, which includes samples from the more comprehensive guides, with the purchase of each Beamz Professional Edition.  Each of these content offerings have been developed in collaboration with experts in the various classroom and therapeutic fields and we are already in the process of expanding our offering of such materials for release in the upcoming months.  We have also expanded our offering of accessories for use with the Beamz to include adapter plates that allow the user to attach the Beamz to a desk, wheelchair, or other platform; wireless, large button switches that can be paired with the Beamz hardware to allow users who are unable to readily break the laser beams to play the sounds by simply pushing a switch to generate the same result; and a universal switch box that will allow a Beamz owner to use their current switches to play the Beamz, including the capability of continuously playing any beam, the same as the button switches we offer. When paired with the appropriate content and these additional accessories as needed, the Beamz Professional becomes a compelling solution for education and therapeutic professionals alike.

We also offer a Beamz Home Edition, which is universally designed so that anyone, regardless of age or ability level, can actively participate in making music. In addition to the sheer pleasure of playing music and creating original song mixes, Beamz can be used in very specific ways to target skill development or extend physical and cognitive therapies at home. Beamz software is totally accessible, meaning if a family member requires the use of a switch, adapted keyboard, touch surface or other option, the ability to connect is built in.

As of December 2014, our primary product offering consists of three product lines:  the Beamz EHC product family, which includes the Beamz EHC Professional and Home Editions, the Beamz By Flo consumer product family, and stand-alone software applications that work on PCs, Macs, iPhones, iPads and Android devices without connecting to the Beamz hardware. The basic technology for these products has been in full production since late 2010. We produced and distributed to customers approximately 13,000 units of our first and second generation Beamz products.  The first units of our Beamz by Flo product began shipping in September 2013 and the Beamz EHC product family first shipped in January 2014.  In addition to these primary product lines, we also offer a variety of music and other content which can be purchased for use with our applications and/or the Beamz Products.

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

In the senior, special needs, and early learning home markets, we intend to advertise the Beamz EHC Home Edition product to individuals and their families through a digital marketing campaign that includes e-mail, social media, YouTube and Google ad campaigns,.  We are also pursuing relationships with select retailers who specialize in sales to the special needs community, as well as with organizations that are also directly involved with individuals who receive services in their homes, and we will participate in trade shows directed at these markets, such as those hosted by the American Therapy Recreation Association (“ATRA”), the American Occupational Therapist Association (“AOTA”) and Assisted Living Facility Association (“ALFA”).

Sales and Distribution Strategy

Our historical sales and distribution strategy included marketing products on the Beamz web site, on Amazon, with various affiliates and online retailers, in certain retail musical instrument stores, in selected consumer retailers and with select international distributors.  However, in early 2014 we shifted our strategy to focus exclusively on the education, special needs and therapy markets, which we are now addressing as follows:

Sales Staff Efforts.  In addition to our direct sales strategy in select education markets, we have entered into agreements with more than twenty select educational product resellers worldwide and intend to continue to build our reseller network as awareness in the education market grows.  We are in the process of building a similar reseller network in the therapy and senior living market and are pursuing a direct sales effort to large corporate providers of senior living facilities.  We currently have three international sales resources based in the United Kingdom and four United States sales resources – three who are primarily dedicated to educational market sales and one in the therapy and senior living markets.  We intend to add additional sales resources in both markets in the next few months and will add others in appropriate markets as funding permits.

Website and Internet Marketing Strategy.  We intend to employ a digital marketing campaign, including e-mail, social media, YouTube and Google ad campaigns to not only increase awareness of our products, but also to drive sales through our web store.

Strategic Relationships.  We have recently entered into agreements with The Learning Station and Gigglebellies (Magic Factory) to adapt a variety of their early learning educational and entertainment videos for use with the Beamz Products and Beamz Applications, which are available for PC, Mac, iOS and Android operating systems.  These newly adapted videos form the basis of our early learning content and are targeted at children from age two through early grammar school.  This content is also being promoted through e-mail campaigns and social media in order to drive sales through our applications.  In addition, we are collaborating with Learning Station for the creation of educational lesson plans for use with the Learning Station/Beamz video content and both Learning Station and Gigglebellies will be promoting the Beamz early learning content which incorporates their videos to their respective customer bases.  We expect to seek strategic relationships with other companies such as Learning Station and Gigglebellies in order to continue to build a wide variety of our application content offering, our lesson plan and therapeutic protocol offerings and to extend the Beamz technology into other markets, such as toys or gaming.

Research and Development

We believe continued innovation through research and development is critical to our future success. Through December 31, 2014, our research and development was conducted by a number of outside hardware and software contractors that are under contract with us to develop new products that can be integrated with our current product lines. We spent $907,055 on research and development in fiscal 2014 and $880,379 in fiscal 2013.  We believe that our current research and development effort is sufficient for our current needs and, as a result, our spending on research and development in the six months ended December 31, 2014 was $143,501 compared to $571,046 during the same period in 2013; however, we may increase our research and development expenditures depending on the progress of our ongoing efforts, closure of additional customers, strategic relationships, and the availability of funding.

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

Patents and Patent Applications

Our strategy is to aggressively file, secure, and maintain a broad range of patents and other intellectual property to protect our current and future business. Currently, we have eight U.S. Utility Patents and one U.S. Design Patent.  We also have five pending U.S. Utility Patent Applications, four pending International Utility Patent Applications and two pending International Patent Cooperation Treaty (“PCT”) Patent Applications.

We have four U.S. Registered Trademarks: the Beamz name, the Beamz logo, the name “iBeamz” and the phrase “Play the Light” and two registered foreign trademarks.  We have a U.S. Registered Copyright on our core Beamz software. We have filed, or will file, copyrights on our original music and software.

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

As an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 7(a)(2)(B)of the  Securities Act. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards.

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

The accompanying financial statements as of and for the three months ended December 31, 2014, have been prepared assuming that the Company will continue as a going concern. As of December 31, 2014, the Company has yet to achieve profitable operations and is dependent on our ability to raise capital from stockholders or other sources to sustain operations.  Ultimately, we hope to achieve viable profitable operations when markets can be developed for our products and sales of our products increase sufficiently to support our costs. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Collectability of Accounts Receivable.  Accounts receivable consist primarily of amounts due from customers from sales of products and is recorded net of an allowance for doubtful accounts and product returns. The allowance for uncollectible accounts and product returns totaled $9,274 as of December 31, 2014 and June 30, 2014. In order to record our accounts receivable at their net realizable value, we assess their collectability. A considerable amount of judgment is required in order to make this assessment, based on a detailed analysis of the aging of our receivables, the credit worthiness of our customers and our historical bad debts, product returns and other adjustments. If economic, industry or specific customer business trends worsen beyond earlier estimates, we increase the allowance for uncollectible accounts by recording additional expense in the period in which we become aware of the new conditions.

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

Results of Operations and Financial Condition

For the three months ended December 31, 2014 compared with the three months ended December 31, 2013:

Revenues.  The Company generated revenues for the three months ended December 31, 2014 of $87,469, as compared to revenues of $168,885 for the three months ended December 31, 2013, or an $81,416 decrease in revenues. The decrease is primarily due to a large sale of Beamz by Flo product to one customer in 2013.

Cost of Goods Sold. Cost of goods sold for the three months ended December 31, 2014 was $45,348, as compared to cost of sales of $94,352 for the three months ended December 31, 2013, for a decrease in cost of sales of $49,004. This is primarily due to decreases in warehousing and fulfillment costs for the three months ended December 31, 2014 compared to the same period in 2013 due to a reduction in fulfillment costs resulting from the consolidation of fulfillment centers from two to one in early 2014, as well as to the decrease in sales.  The gross margin for the three months ended December 31, 2014 was 48% as compared to gross margin of approximately 44% for the three months ended December 31, 2013.   The increase in the gross margin is primarily due to the increase in direct product gross margin for the three months ended December 31, 2014 compared to the same period in 2013, in addition to a decrease in warehousing and fulfillment costs.

Research and Development (“R&D”). R&D expenses for the three months ended December 31, 2014 were $70,272, as compared to R&D expenses of $253,608 for the three months ended December 31, 2013, or a 73% decrease.  The decrease is due to the cost associated with our next-generation product development including iOS (iPhone and iPad) and Mac  software applications during the three months ended December 31, 2013, which were completed prior to July 1, 2014. In addition, the three month periods ending December 31, 2014 and 2013 included approximately $5,000 and $41,700, respectively, of non-cash expenses associated with stock grants to various development consultants.

General and Administrative Expenses (“G&A”). G&A expenses for the three months ended December 31, 2014 were $301,497 as compared to G&A expenses of $680,264 for the three months ended December 31, 2013, or a 56% decrease in G&A expenses.  The decrease is due to increased costs incurred in the three months ended December 31, 2013 related to raising capital, in addition to services provided by various consultants for strategic planning and financial consulting.  The December 2013 costs also includes expense incurred for services of the President and Chief Financial Officer related to an equity grant, which is included in non-cash G&A expenses of approximately $302,850 for the three months ending December 31, 2013. For the three months ended December 31, 2014 G&A included non-cash expenses totaling $100,900.

Sales & Marketing Expenses.  Sales and Marketing expenses for the three months ended December 31, 2014 were $286,747, as compared to sales and marketing expenses of $646,953 for the three months ended December 31, 2013, or a decrease of 56%.  The decrease is due primarily to the reduction in commercial and video production costs, and included approximately $30,300 in non-cash expenses during the three months ended December 31, 2014. Sales and Marketing expenses for the three months ended December 31, 2013 included approximately $159,500 in non-cash expenses.

Other Expense, Net. Net other expense was $232,084 for the three months ended December 31, 2014, compared to net other expense of $157,741 for the three months ended December 31, 2013, or an increase of $74,343. The net increase was primarily due to the accrual of interest on additional convertible debt outstanding and a loss on the extinguishment of debt related to the reduction of the exercise price of warrants on convertible debt that was expiring in December 2014.  Non-cash expenses for the three months ended December 31, 2014 and 2013 included in net other expense were approximately $111,000 and $79,000, respectively.

Net Loss. We had a net loss for the three months ended December 31, 2014 of $856,512, as compared with a net loss of $1,671,947 for the three months ended December 31, 2013, or a decrease in net loss of $815,435. The decrease in net loss for the three months ended December 31, 2014 is due primarily to the decreases in research and development costs associated with the next-generation product launched in September 2013, decreases in general and administrative costs related to strategic planning and financial consulting services which were not continued in the three months ended December 31, 2014, decreases in sales and marketing costs due to decreased commercial and video production costs due to the change in the Company’s go-to-market strategy, offset by increased interest costs related to the additional convertible debt secured subsequent to December 31, 2013.  For the three months ended December 31, 2014 and December 31, 2013, approximately $197,700 and $582,000, respectively, of the loss was non-cash.

All material changes in financial condition and results of operations for the three months ended December 31, 2014 compared with the three months ended December 31, 2013 are identified in the above analysis for the periods ended December 31, 2014 and 2013.

For the six months ended December 31, 2014 compared with the six months ended December 31, 2013:

Revenues.  The Company generated revenues for the six months ended December 31, 2014 of $187,981, as compared to revenues of $178,408 for the six months ended December 31, 2013, or an increase in revenues of 5.4%. The increase is primarily due to additional efforts in the healthcare and education markets which took place during the first quarter of fiscal year 2015 in addition to an increased presence in the European market.  Also, the revenue for the six months ended December 31, 2013 includes a one-time sale of Beamz by Flo product of approximately $50,000.

Cost of Goods Sold. Cost of goods sold for the six months ended December 31, 2014 were $99,595, as compared to cost of sales of $110,940 for the six months ended December 31, 2013, for a decrease in cost of sales of 10.2%. This is primarily due to decreased shipping and fulfillment costs in 2014. The gross margin for the six months ended December 31, 2014 was 47% as compared to the gross margin of approximately 38% for the six months ended December 31, 2013.   The increase in the gross margin is primarily due to warehousing costs in 2013 and higher fulfillment costs related to maintaining an additional fulfillment center to support direct response orders.

Research and Development (“R&D”). R&D expenses for the six months ended December 31, 2014 were $143,501, as compared to R&D expenses of $571,046 for the six months ended December 31, 2013, or a 75% decrease.  The decrease is due to higher costs in the six months ended December 31, 2013 related to our next-generation product development, including IOS (iPhone and iPad) and Mac software applications. In addition, the six month periods ending December 31, 2014 and 2013 included approximately $6,000 and $156,200, respectively, of non-cash expenses associated with stock grants to various development consultants.

General and Administrative Expenses (“G&A”). G&A expenses for the six months ended December 31, 2014 were $617,652 as compared to G&A expenses of $1,691,637 for the three months ended December 31, 2013, or a 64% decrease in G&A expenses.  The decrease is primarily due to costs incurred during the six months ended December 31, 2013 related to raising capital in addition to services provided by various consultants for strategic planning and financial consulting, which were not incurred in the same period in 2014.  Also, the six month period in 2013 includes both cash expense and expense related to equity grants for services of the President and Chief Financial Officer.  Non-cash expenses included in G&A expenses for the six months ending December 31, 2014 were approximately $226,000. For the six months ended December 31, 2013 G&A included non-cash expenses of approximately $939,700.

Sales & Marketing Expenses.  Sales and Marketing expenses for the six months ended December 31, 2014 were $477,194, as compared to sales and marketing expenses of $1,286,890 for the six months ended December 31, 2013, or a decrease of 63%.  The decrease is due primarily to artist endorsement programs and increased costs of producing videos and commercials in 2013, and included approximately $306,400 in non-cash expenses during the six months ended December 31, 2013. Sales and Marketing expenses for the six months ended December 31, 2014 included approximately $60,000 in non-cash expenses.

Other Expense, Net. Net other expense was $464,165 for the six months ended December 31, 2014, compared to net other expense of $278,286 for the six months ended December 31, 2013, or an increase of $185,879. The net increase was primarily due to the accrual of interest on additional convertible debt outstanding and a loss on the extinguishment of debt related to the reduction of the exercise price of warrants on convertible debt that was expiring in December 2014.  Non-cash expenses for the six months ended December 31, 2014 and 2013 included in net other expense were approximately $221,000 and $136,000, respectively.

Net Loss. We had a net loss for the six months ended December 31, 2014 of $1,630,072, as compared with a net loss of $3,776,218 for the six months ended December 31, 2013, or a decrease in net loss of $2,146,146. The decrease in net loss for the six months ended December 31, 2014 is due primarily to the decrease in sales and marketing expense and research and development costs associated with the next-generation product development and launch as previously discussed, in addition to a decrease in general and administrative expenses. Approximately $513,000 of the loss was non-cash for 2014 and approximately $1,538,000 of the loss was non-cash for 2013.

All material changes in financial condition and results of operations for the six months ended December 31, 2014 compared with the six months ended December 31, 2013 are identified in the above analysis for the periods ended December 31, 2014 and 2013.

Liquidity and Capital Resources

Our principal liquidity from inception (2001) to December 31, 2014, came from the sale of equity interests and debt financing. We issued 67,303,508 common shares related to the issuance of Common Stock and the conversion of all shares of Series A, A-1, B, and C Convertible Preferred into Common Stock and also includes the conversion of 31,901 shares of Series D Convertible Preferred Stock. We have issued $6,730,208 of notes payable with interest rates between 8% and 10%, which were subsequently converted to Series D Convertible Preferred Stock in June 2012. Through December 31, 2013, the Company received $1,981,045 from the bridge loan financing, of which $1,530,420 was received from related parties.   Through December 31, 2014, the Company received $4,808,509 from the Convertible Secured Subordinated Debt, of which $4,445,809 was received from related parties.  As of December 31, 2014, total paid-in capital was $20,003,444.  During the six months ended December 31, 2014, we used $929,988 to fund operations that were funded primarily by funds received in private equity offering.

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

As described in further detail in Note 5 to the Financial Statements above, we are currently conducting a convertible debt financing which is meant to address our present liquidity concerns in addition to a private offering of our common stock.  During July and August 2014 the Company has received proceeds of $1,561,390 under a $2 million private placement and has paid a commission related to same of $62,500.  Included in the proceeds is $799,865 from entities controlled by an officer of the Company.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There were no changes to our internal control over financial reporting during the first quarter ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended December 31, 2014.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

The Company issued 10,727,800 shares of common stock in relation to a private placement of Common Stock for proceeds of $536,390.  In addition, the Company issued 10,727,800 warrants in conjunction with its private placement of Common Stock.

The Company issued 2,772,294 shares of common stock and to various contractors for services that were valued at approximately $81,500.

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

Item 3. Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as part of this Report:

EXHIBIT INDEX

Number	Description

10.1	Amended and Restated 2013 Convertible Debt and Security Agreement (filed with the Company’s Current Report on Form 8-K filed November 26, 2014

10.2	Amendment No. 1 to Amended and Restated 2013 Convertible Debt and Security Agreement (filed with the Company’s Current Report on Form 8-K filed November 26, 2014

10.3	Amendment No. 2 to Amended and Restated 2013 Convertible Debt and Security Agreement (filed with the Company’s Current Report on Form 8-K filed November 26, 2014

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T*

*  filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAMZ INTERACTIVE, INC.

Date: February 19, 2015	By	/s/ Charles R. Mollo
Charles R. Mollo
Chief Executive Officer

Date: February 19, 2015	By	Joan W Brubacher
Joan W Brubacher
President/CFO